Form 10-Q
period 2007-03-31
BigBand Networks, Inc.
filed 2007-05-09
CIK 1381325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33355

BigBand Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3444278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

475 Broadway Street

Redwood City, California 94063

(Address of principal executive offices and zip code)

(650) 995-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2007, 58,164,899 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2007

PA RT 1: FINANCIAL INFORMATION

Item 1. Financial Statements

BigBand Networks, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	As of March 31, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$114,088	$38,570
Marketable securities	30,469	26,904
Trade receivables, net of allowances for doubtful accounts of $115 and $152 at March 31, 2007 and December 31, 2006, respectively	40,309	33,988
Inventories	9,373	7,153
Prepaid expenses and other current assets	2,117	2,511

Total current assets	196,356	109,126

Property and equipment, net	14,093	12,788
Goodwill and other intangible assets, net	2,819	2,962
Other non-current assets	2,935	4,174

Total assets	$216,203	$129,050

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of obligations under capital leases	$20	$24
Current portion of line of credit and loans payable	2,255	5,913
Preferred stock warrant liabilities	—	3,152
Accrued compensation and related benefits	7,232	7,354
Accounts payable	11,647	15,109
Current portion of deferred revenues, net	41,374	39,553
Accrued warranty	3,392	3,241
Other current liabilities	9,161	9,724

Total current liabilities	75,081	84,070

Deferred revenues, net, less current portion	15,209	11,049
Obligations under capital leases, less current portion	27	32
Loans payable, less current portion	236	8,567
Accrued warranty, less current portion	992	895
Accrued long-term severance pay fund	3,036	2,744

Commitments
Redeemable convertible preferred stock	—	117,307
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 and zero shares designated at March 31, 2007, and December 31, 2006, respectively, zero shares outstanding March 31, 2007 and December 31, 2006.	—	—
Common stock, $0.001 par value, 250,000 and 335,000 shares authorized at March 31, 2007 and December 31, 2006, respectively.
Common stock, 250,000 and 300,000 shares designated at March 31, 2007 and December 31, 2006; 58,108 and 8,241 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	58	8
Class B common stock, nonvoting, zero and 35,000 shares designated at March 31, 2007 and December 31, 2006, respectively, zero and 3,619 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	—	4
Additional paid-in capital	234,919	17,063
Deferred stock-based compensation	(1,095)	(1,405)
Accumulated other comprehensive income	10	9
Accumulated deficit	(112,270)	(111,293)

Total stockholders’ equity (deficit)	121,622	(95,614)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$216,203	$129,050

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Operations

(In thousands, expect per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues:
Products	$45,656	$27,974
Services	7,178	4,576

Total net revenues	52,834	32,550

Cost of net revenues:
Products	19,068	13,884
Services	3,370	2,016

Total cost of net revenues	22,438	15,900

Gross profit	30,396	16,650

Operating expenses:
Research and development	13,072	8,320
Sales and marketing	10,314	6,757
General and administrative	3,522	2,527
Amortization of intangible assets	143	143

Total operating expenses	27,051	17,747

Operating income (loss)	3,345	(1,097)
Other expense, net:
Interest income	881	194
Interest expense	(338)	(312)
Other expense, net	(5,102)	(105)

Net loss before benefit from income taxes	(1,214)	(1,320)
Benefit from income taxes	(237)	(257)

Net loss	$(977)	$(1,063)

Net loss per share - basic and diluted	$(0.05)	$(0.09)

Weighted average shares used in computing net loss per share - basic and diluted	18,341	11,252

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities
Net loss	$(977)	$(1,063)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of property and equipment	1,898	1,263
Amortization of intangible assets	143	143
Amortization of debt issuance costs	—	128
Increase in accrued imputed interest on loan	11	—
Loss on disposal of property and equipment	30	72
Revaluation of preferred stock warrant liabilities	4,974	98
Stock-based compensation	2,412	284
Change in operating assets and liabilities:
Increase in trade receivable	(6,321)	(13,361)
Decrease (increase) in inventories	(2,220)	1,201
Decrease in prepaids and other assets	394	318
Increase in other noncurrent assets	(191)	(164)
Increase (decrease) in accounts payable	(2,673)	2,986
Increase in long-term severance pay fund	291	189
Decrease in accrued and other liabilities	(437)	(321)
Increase in deferred revenues	5,981	9,566

Net cash provided by operating activities	3,315	1,339

Investing activities
Purchase of marketable securities	(13,662)	(494)
Proceeds from maturities or sale of marketable securities	10,097	1,755
Purchase of property and equipment	(3,233)	(2,319)

Net cash used in investing activities	(6,798)	(1,058)

Financing activities

Proceeds from loans, net of financing costs	—	2,800
Principal payments on loans	(12,000)	(4)
Principal payments on capital lease obligations	(9)	(87)
Proceeds from exercise of common stock warrants	1,751	—
Proceeds from exercise of preferred stock warrants	71	—
Proceeds from initial public offering, net of issuance costs	88,020	—
Decrease in accrued issuance costs relating to initial public offering	642	—
Proceeds from the exercise of stock options	526	117

Net cash provided by financing activities	79,001	2,826
Net increase in cash and cash equivalents	75,518	3,107
Cash and cash equivalents at beginning of period	38,570	17,366

Cash and cash equivalents at end of period	$114,088	$20,473

See accompanying notes.

BigBand Networks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

BigBand Networks, Inc. (BigBand or the Company), headquartered in Redwood City, California, was incorporated on December 3, 1998, under the laws of the state of Delaware and commenced operations in January 1999. BigBand develops, markets and sells network-based hardware and software platforms that enable cable operators and telecommunications providers to deploy advanced video, voice and data services and more effective video advertising.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, are unaudited. The condensed consolidated balance sheet as of December 31, 2006, is derived from the audited consolidated financial statements included in the Company’s final Prospectus, related to the Company’s initial public offering (IPO) of common stock . The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the final Prospectus dated March 14, 2007.

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Not all financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements and include all adjustments necessary of a normal and recurring nature for fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, provision for inventory write-downs, valuation of stock options and preferred stock warrant liabilities, provision for warranty claims, allowance for doubtful accounts, valuation of goodwill and other purchased intangible assets, and long-lived assets. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Revenue Recognition

The Company’s software and hardware are sold as solutions and its software is a significant component of the product. The Company provides unspecified software updates and enhancements related to products through support contracts. As a result, the Company accounts for revenues in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” for all transactions involving the sale of products with a significant software component. Revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenues consist of revenues from sales of the Company’s software and hardware. Product sales include a perpetual license to the Company’s software. The Company recognizes product revenues upon shipment to its customers, including channel partner distributors, on non-cancelable contracts and purchase orders when all revenue recognition criteria are met, or, if specified in an agreement, upon receipt of final acceptance of the product, provided all other criteria are met. End users, channel partners, and distributors generally have no rights of return, stock rotation rights, or price protection. Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.

The Company provides allowances for trade-in credits that are estimated based on the terms of the arrangement and past history and adjusted periodically based on actual experience or future expectation. Allowances for trade-in credits are recorded as a liability or reductions of trade receivables.

Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and support. The Company’s customer service agreements (CSA), allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year. Revenues from other services, such as standard installation and training, are recognized when services are performed.

The Company uses the residual method to recognize revenues when a customer agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE), of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately.

Fees are typically considered to be fixed or determinable at the inception of an arrangement based on specific products and quantities to be delivered. In the event payment terms are greater than 180 days, the fees are deemed not to be fixed or determinable and revenues are recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

Deferred revenues, net consist primarily of deferred product revenues, net of the associated costs, and deferred customer support service fees. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment when the Company does not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of sales. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

Cash and Cash Equivalents and Marketable Securities

The Company holds its cash and cash equivalents in checking, money market, and investment accounts with high credit quality financial instruments. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities represent highly liquid debt instruments and asset-backed certificates purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost and fair values representing unrealized holding gains or losses, are recorded net of taxes, separately as a component of accumulated other comprehensive income within stockholders’ deficit. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value to be other-than-temporary. While the Company’s intent is to hold debt securities to maturity or reset date, they are classified as available-for-sale because the sale of such securities may be required prior to maturity or reset. Any gains and losses on the sale of debt securities are determined on a specific-identification basis.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, marketable securities, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. The carrying amounts of the Company’s capital lease obligations, loans payable, preferred stock warrant liability, and other long-term liabilities approximate their fair value. The fair value of capital lease obligations and loans payable was estimated based on the current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The fair value of the preferred stock warrant liabilities was estimated using the Black-Scholes valuation model.

Concentrations of Credit Risk

The Company had one customer with a trade receivable balance of greater than 10% of the total trade receivables balances as of March 31, 2007 and three customers with individual trade receivable balances of greater than 10% of the total accounts receivable balances as of December 31, 2006.

The Company had net revenues from four customers, which individually were greater than 10% of the total net revenues for the three months ended March 31, 2007 and from four customers, which individually were greater than 10% of net revenues for the three months ended March 31, 2006.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at lower of standard cost or market. Standard costs approximate the first-in, first-out (FIFO) method. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that can not be increased in future periods.

Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. Through March 31, 2007, no impairment losses have been identified.

Warranty Liabilities

The Company provides a warranty for its software and hardware products. Software is warranted to be free of defects generally for a period of 90 days to one year and hardware generally for a period of one to five years from the date of shipment. The Company accrues for potential warranty claims based on the Company’s historical claims experience. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Income Taxes, Penalties and Interest

Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred assets to the amount that is expected to be realized on a more-likely-than-not basis. The Company charges interest and penalties related to income tax to income tax expense. At March 31, 2007 and December 31, 2006, the Company’s deferred tax assets net of valuation allowance were $0.8 million and $0.6 million, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from results of operations. As of March 31, 2007 and December 31, 2006, other comprehensive income was composed of unrealized gains on marketable securities of approximately $10,000 and $9,000, respectively.

Other Expense, Net

Other expense, net consists of interest income, net, foreign currency translation gains and losses, and expense resulting from fair value adjustments of redeemable convertible preferred stock warrants. During the three months ended March 31, 2007, a non-cash charge of $5.0 million was recorded as a result of a remeasurement of the redeemable convertible preferred stock warrant liabilities to the then current fair market value immediately prior to their conversion to common stock warrants. (See Note 8).

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, using the minimum value method.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company adopted the provisions of SFAS 123R using the prospective transition method. Under this transition method, non-vested stock-based awards outstanding as of January 1, 2006 continued to be accounted for under the intrinsic value method.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment for FASB Statement No. 115” (SFAS159), which permits companies to choose to measure a range of financial instruments and other items at fair value. The provisions of this statement apply only to those companies who elect the fair value option, and all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS 159 will have on the consolidated results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS 157 will have on its consolidated results of operations, financial position, and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. As SAB 108 is interpretative guidance, the adoption during the first quarter of 2007 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-03). Companies are required to adopt the provisions of EITF No. 06-03 beginning in fiscal year 2007. As such, in the first quarter of 2007, the Company adopted the provisions of EITF No. 06-03, which resulted in no material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair-value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In the first quarter of 2007, the Company adopted the provisions of SFAS 155. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

3. Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and March 31, 2007 was $1.3 million and $1.3 million, respectively. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for the three months ended March 31, 2007.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s benefit from income taxes, did not change. As of March 31, 2007, the Company had no amount accrued for payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48. For the three months ended March 31, 2007 and 2006, the Company recognized no amounts of interest and penalties related to unrecognized tax benefits in its provision for income taxes.

The Company’s only major tax jurisdictions are the United States and Israel. The tax years 1998 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2004 through 2006 remain open and subject to examination by the appropriate governmental agencies in Israel.

4. Basic and Diluted Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Numerator:
Net loss	$(977)	$(1,063)

Denominator:
Weighted average shares outstanding – outstanding	18,356	11,252
Less: restricted shares	(15)	—

Weighted average shares outstanding – basic and diluted	18,341	11,252

Net loss per share: basic and diluted	$(0.05)	$(0.09)

As of March 31, 2007 and 2006, the Company had securities outstanding which could potentially dilute basic income (loss) per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities consist of the following (shares in thousands):

	As of March 31,
	2007	2006
Restricted stock	15	—
Stock options outstanding	17,126	11,081
Redeemable convertible preferred stock	—	37,762
Warrants to purchase common stock	428	401
Warrants to purchase redeemable convertible preferred stock	—	402

5. Balance Sheet Data

Marketable Securities

Marketable securities include the following available-for-sale securities, with maturity dates within one year (in thousands):

	As of March 31, 2007		As of December 31, 2006
	Estimated Fair Value	Unrealized Gains	Estimated Fair Value	Unrealized Gains
Asset-backed certificates	$2,898	$—	$5,140	$1
Corporate debt securities	5,082	—	6,599	—
Commercial paper	22,489	10	15,165	8

Total	$30,469	$10	$26,904	$9

Inventories

Inventories are comprised of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
Raw materials, parts and supplies	$642	$904
Work-in-progress	661	1,059
Finished products	8,070	5,190

Total inventory	$9,373	$7,153

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net is comprised of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
Computers, software and related equipment	$12,620	$11,128
Office furniture and fixtures	900	836
Engineering and other equipment	20,912	19,408
Leasehold improvements	2,193	2,049

	36,625	33,421
Less - accumulated depreciation	(22,532)	(20,633)

Total property and equipment	$14,093	$12,788

Goodwill and Other Intangible Assets, Net

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million at March 31, 2007 and December 31, 2006. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method and recorded over the intangible assets’ estimated useful lives of four to five years.

Other intangible assets, net are comprised of the following (in thousands):

	Cost	Accumulated Amortization As of March 31, 2007	Net Book Value	Cost	Accumulated Amortization As of December 31, 2006	Net Book Value
Patented products	$1,564	$(860)	$704	$1,564	$(782)	$782
Customer relationships	670	(369)	301	670	(335)	335
Trade names	503	(345)	158	503	(314)	189

Total intangible assets	$2,737	$(1,574)	$1,163	$2,737	$(1,431)	$1,306

The estimated future amortization expense of intangible assets as of March 31, 2007, is as follows (in thousands):

Nine month period ending December 31, 2007	$429
The years ending December 31,
2008	510
2009	224

Total	$1,163

Other Non-current Assets

Other non-current assets consist of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
Severance pay fund	$1,801	$1,771
Deferred tax assets	788	552
Other	346	1,851

Total other non-current assets	$2,935	$4,174

Redeemable Convertible Preferred Stock Warrant Liabilities

Upon the closing of the Company’s IPO on March 20, 2007, warrants to purchase shares of the Company’s redeemable convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable” (FSP 150-5). The then-current aggregate fair value of these warrants of $8.1 million was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company has ceased to record any further periodic fair value adjustments. (See Note 8.)

On March 7, 2007, warrants to purchase 35,586 shares of series A-1 redeemable convertible preferred stock, with an exercise price of $2.00 per share, were exercised with proceeds of $0.1 million paid to the Company.

On March 20, 2007, the closing date of the Company’s IPO, warrants to purchase 181,819 shares of series C preferred stock, with an exercise price of $2.64 per share, were converted to warrants to purchase 267,858 shares of common stock with an exercise price of $1.79 based on a conversion rate of approximately 1-for-1.47 shares of common stock. Warrants to purchase 160,330 shares of series E preferred stock with an exercise price of $4.37 per share were also converted to warrants to purchase 160,330 shares of common stock with an exercise price of $4.37 per share.

On March 20, 2007, and as a result of a cashless exercise, warrants to purchase 22,728 shares series C preferred stock with a conversion rate of approximately 1-for-1.47 were exchanged for 28,867 shares of common stock.

Accrued Warranty

Activity related to the product warranty is as follows (in thousands):

	Three months ended March 31, 2007	Year ended December 31, 2006
Balance at beginning of period	$4,136	$3,913
Warranty charged to cost of sales	865	2,715
Utilization of warranty	(732)	(2,344)
Other adjustments	115	(148)

Total accrued warranty	4,384	4,136
Less - accrued warranty, current portion	(3,392)	(3,241)

Accrued warranty, less current portion	$992	$895

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
Foreign, franchise, and other income tax liabilities	$2,390	$4,752
Sales and use tax payable	895	1,340
Customer product trade-in provision	2,794	1,071
Accrued professional fees	1,479	1,261
Other	1,603	1,300

Total other current liabilities	$9,161	$9,724

6. Commitments

Future minimum lease payments due under operating leases with a remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Nine month period ending December 31, 2007	$1,877
Years ending December 31,
2008	2,054
2009	1,649
2010	1,632
2011	1,637
2012	409

$9,258

As of March 31, 2007, the Company had two outstanding letters of credit for $0.6 million and $0.1 million with expiration dates in July 2007 and August 2007, respectively, related to certain operating leases. No amounts had been borrowed against the letters of credit as of March 31, 2007.

7. Debt

Loans Payable

In August 2006, the Company signed a loan and security agreement with a third-party financial institution providing for a term loan of $10.0 million and a revolving line of credit of up to $20.0 million. The term loan accrued interest at prime (8.25% at December 31, 2006) plus one quarter of one percent, payable monthly. The borrowing base on the Company’s revolving line of credit is up to a maximum of $20 million. The advances on the revolving line of credit accrued interest at prime (8.25% at March 31, 2007 and December 31, 2006), payable monthly. The principal amount and any unpaid interest on the revolving line of credit are due in August 2008. The agreement is secured by all the assets of the Company except for intellectual property rights. In March 2007, the Company repaid in full the outstanding balance of the term loan of $10.0 million.

The revolving line of credit requires various financial ratios to be maintained by the Company, which, if not met, can cause the effective interest rates charged by the financial institution to increase to a specified level until a time the financial ratios are re-established. The agreement also provides for, reductions of available credit due to outstanding letters of credit, events of default, cancellation, non-refundable loan commitment fees, annual facility fees, dividend limitations and other customary covenants, representations and warranties. As of March 31, 2007, the outstanding balance on the revolving line of credit was approximately $2.0 million. In April 2007, the Company repaid in full the outstanding balance of the revolving line of credit of $2.0 million and terminated the credit facility.

In December 2006, the Company entered into license agreements with two vendors for software and related support services. One agreement provides for an initial payment due upon purchase of the license with two installment payments due in December 2007 and 2008. The second agreement provides for an initial payment within 30 days of the agreement and two equal installment payments due in January 2008 and 2009. The Company recorded the cost of the software equal to the initial payments and the discounted value of the installment payments based on an imputed interest rate of 8.0%. The present value of the future installment payments as of March 31, 2007 was approximately $0.5 million.

Capital Leases

The Company leases property and equipment under leases classified as capital leases. Future payments due under capital leases as of March 31, 2007 are as follows (in thousands):

Nine month period ending December 31, 2007	$18
The years ending December 31,
2008	23
2009	13
Less - amount representing interest	(7)

Present value of minimum lease payments	47
Less - current portion of capital lease obligation	(20)

Long-term portion of capital lease obligations	$27

Principal Payments

Principal payments due for financings, including capital leases, over the next three years are as follows (in thousands):

Nine month period ending 2007	$2,288
Years ending December 31,
2008	293
2009	13
2010	—
Less - amount representing interest on capital leases and imputed interest	(56)

Total principal payments due in future periods	$2,538

8. Conversion of Redeemable Convertible Preferred Stock

On March 20, 2007, the closing date of the Company’s IPO, and pursuant to the amended and restated certificate of incorporation, all outstanding shares of redeemable convertible preferred stock converted into an aggregate of 37,761,548 shares of common stock as follows:

Preferred Stock Series	Conversion Rate	Preferred Stock Shares	Common Stock Shares
A, A-1, and A-2	2-for-1	1,202,826	2,405,652
B	2-for-1	1,739,220	3,478,440
C	1.47*-for-1	11,370,745	16,751,543
D	1-for-1	5,380,201	5,380,201
E-1 and E-2	1-for-1	9,745,712	9,745,712

		29,438,704	37,761,548

*	Approximately

In connection with the conversion of shares of redeemable convertible preferred stock, warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase shares of common stock.

9. Related Party Transactions

Beginning in 2002, the Company had an agreement with a member of the Board of Directors to provide the Company strategic advisory services. The Company recorded consulting fees of approximately $22,500 for the three months ended March 31, 2006 and zero for the three months ended March 31, 2007. The agreement was terminated in December 2006.

10. Stockholders’ Equity (Deficit)

Reverse Stock Split

In February 2007, the Board of Directors approved a reverse stock split of the Company’s outstanding shares of common stock and preferred stock and on February 15, 2007, subsequent to stockholder approval, the Company filed an amendment to its fourth amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of all of its class A and B common stock and all redeemable convertible preferred stock. All issued and outstanding shares of common stock, preferred stock, warrants for common and preferred stock, and per share amounts, except for per share par value, contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Initial Public Offering

On March 20, 2007, the Company completed an initial public offering of its common stock in which the Company sold and issued 7,500,000 shares of its common stock and selling stockholders sold 4,805,000 shares of the Company’s common stock, in each case at a public offering price of $13.00 per share. The Company raised a total of $97.5 million in gross proceeds from the IPO, or approximately $88.0 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of approximately $2.7 million.

Conversion of Class B Common Stock

On March 20, 2007, and upon the closing of the Company’s IPO, all outstanding shares of class B common stock automatically converted into 3,618,873 shares of common stock on a 1-for-1 share basis.

Restricted Common Stock

On March 19, 2007, the Company awarded a restricted stock grant for 18,409 shares of common stock to an employee. The award will fully vest upon the earlier of (i) the announcement of the Company’s financial results for the third quarter of 2007, or (ii) the termination of the grantee’s employment with the Company. Stock-based compensation associated with the award was calculated by multiplying the fair market value of the common stock on the grant date by the number of shares awarded and will be amortized to expense on straight-line basis over the six month vesting period. The total amount of expense recognized during the three month period ended March 31, 2007 related to the award was $15,766.

Common Stock Warrants

The Company had the following unexercised common stock warrants (in thousands, except per share data):

		As of March 31, 2007		As of December 31, 2006
Class	Expiration Date	Exercise Price Per Share	Shares Unexercised	Exercise Price Per Share	Shares Unexercised
Class A common	February 20, 2010	$1.79	268	—	—
Class A common	June 29, 2011	$4.37	160	—	—
Class B common	June 29, 2009	—	—	$4.37	401

In the three months ended March 31, 2007, warrants to purchase 401,000 shares of class B common stock were exercised, with total proceeds of approximately $1.8 million paid to the Company.

Equity Incentive Plans

On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan). A total of 6,000,000 shares of common stock were reserved for future issuance under the 2007 Plan, which became effective on March 15, 2007. The Company will no longer grant stock options under the 1999, 2001, and 2003 share option and incentive plans, and cancelled or forfeited stock option grants under those plans, as well as shares authorized but unissued as of March 15, 2007 under such plans, will be added to the total amount of shares available for grants under the 2007 Plan up to a maximum of 20,005,559 shares.

The 2007 Plan allows the Company to award stock options (incentive and non-qualified), restricted stock, restricted stock units, and stock appreciation rights to employees, officers, directors and consultants of the Company. The exercise price of incentive stock options granted under the 2007 Plan to participants with less than 10% voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The exercise price of incentive stock options granted under the 2007 Plan to participants with 10% or more voting power of all classes of stock of the Company or any parent or subsidiary company, the price per share may not be less than 110% of the fair market value of the Company’s common stock on the date of the grant. Options granted under the 2007 Plan are generally exercisable in installments vesting over a four-year period and have a maximum term of ten years from the date of grant. Incentive stock options granted to participants with 10% or more of the voting power of all classes of the Company’s common stock on the date of grant have a maximum term of five years from the date of grant.

Data pertaining to stock option activity under the plans during the three months ended March 31, 2007 is as follows (in thousands, except per share and period data):

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	16,020	$2.31	8.09	$55,194
Granted	1,619	$8.21
Exercised	(448)	$1.16
Canceled	(65)	$2.75

Outstanding at March 31, 2007	17,126	$2.90	8.04	$258,827

Vested and expected to vest	16,602		7.99	$252,039

Employee Stock Purchase Plan

On January 31, 2007, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of common stock were reserved for future issuance under the ESPP, which became effective on March 15, 2007. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP is compensatory and will result in compensation cost accounted for under SFAS 123(R).

Stock-based Compensation

The fair value of options granted were estimated on the date of grant using the Black-Scholes valuation model and the following assumptions:

	Three months ended March 31,
	2007	2006
Expected volatility	91%	98%
Expected term	6 years	6 years
Risk-free interest	4.62%	4.57%
Expected dividends	—	—

The Company allocated stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2007	2006
Cost of net revenues	$273	$26
Research and development	673	125
Sales and marketing	1,152	57
General and administrative	314	76

Total stock-based compensation	$2,412	$284

As of March 31, 2007, and pursuant to the provisions SFAS 123R, there was $30.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.52 years. The total fair value of shares vested during the three month period ended March 31, 2007 was approximately $1.8 million.

In the three months ended March 31, 2007, in accordance with SFAS 123R and EITF 96-18, the Company awarded a stock option grant for 31,250 shares with an exercise price of $7.34 to a non-employee relating to recruiting services provided to the Company. The award fully vested on the grant date. With respect to this grant, the Company charged $0.3 million to sales and marketing expenses during the three months ended March 31, 2007.

11. Segment Reporting

The Company reports as a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below.

Net revenues by geographical region are as follows (in thousands):

	Three months ended March 31,
	2007	2006
United States	$47,341	$26,582
Americas, excluding United States	391	782
Asia	2,973	2,148
Europe	2,129	3,038

	$52,834	$32,550

Net revenues are allocated to the geographical region based on the shipping destination of customer orders.

Product line disclosures are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Video	$40,085	$17,711
Data	5,571	10,263

	$45,656	$27,974

Long-lived assets (in thousands):

	As of March 31, 2007	As of December 31, 2006
United States	$9,141	$8,148
Israel	4,748	4,519
Other	204	121

	$14,093	$12,788

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

BigBand Networks, Inc. develops, markets and sells network-based platforms that enable cable operators and telephone companies to offer video, voice and data services across coaxial, fiber and copper networks. We have significant expertise in rich media processing, communications networking and bandwidth management. Leading service providers use our product applications to offer video, voice and data services to tens of millions of subscribers, 24 hours a day, seven days a week. We have sold our product applications to more than 100 customers globally, including six of the ten largest service providers in the United States.

Our net revenues are influenced by a variety of factors, including the level and timing of capital spending of our customers, and the annual budgetary cycles of, and the timing and amount of orders from, significant customers. The selling prices of our products vary based upon the particular customer implementation, which impacts the relative mix of software, hardware and services associated with the sale. Due to the nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. We believe that for the foreseeable future our net revenues will be highly concentrated in a relatively small number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results.

Our sales cycle for an initial customer purchase typically ranges from nine to eighteen months, but can be longer. This process generally involves several stages before we can recognize revenues on the sale of our products—the customer’s evaluation of its technology needs and architecture; our response to a request for proposal; the configuration of our products to work within our customer’s network architecture; and the testing our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition depends on satisfying complex customer acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Several of these stages are substantially outside of our control, and as a result, cause our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a more compressed sales cycle.

Net Revenues. We derive our net revenues from sales of, and services for, Video and Data products. Our product revenues are comprised of a combination of software licenses and hardware. Our primary Video products include Digital Simulcast, TelcoTV and Switched Broadcast. Our Data products include High-Speed Data and Voice-over-IP. Our services include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or enhanced level. The substantial majority of our customers have purchased our enhanced level of customer support and maintenance. The accounting for our net revenues is complex and, as discussed below, we account for revenues in accordance with Statement of Position, or SOP 97-2, Software Revenue Recognition.

Cost of Net Revenues. Our cost of product revenues consists primarily of payments for components and product assembly, costs of product testing, provisions taken for excess and obsolete inventory and for warranty obligations and manufacturing overhead. Cost of services revenues is primarily comprised of personnel costs in providing technical support, costs incurred to support deployment and installation within our customers’ networks and training costs.

Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software and hardware sold, the mix of revenue between our Video and Data products, the average selling prices of our products, and the mix of revenue between products and services. We achieve a higher gross margin on the software content of our products compared to the hardware content. We also generally earn a higher gross margin on our Video products compared to our Data products. In general, we expect the average selling prices of our products to decline over time, but we seek to maintain our overall gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the complexity of design, integration and installation services.

Operating Expense. Our operating expense consists of research and development, sales and marketing, general and administrative, in-process research and development and amortization of intangible assets. Personnel related costs are the most significant component of operating expense. We expect to continue to hire a significant number of new employees to support the growth we anticipate.

Research and development expense is the largest component of our operating expense and consists primarily of personnel costs, independent contractor costs, prototype expenses and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Westborough, Massachusetts, Tel Aviv, Israel and Redwood City, California. We expect our research and development expenses to continue to increase in absolute dollars in future periods.

Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses, depreciation expenses for demonstration equipment used for trade-shows and allocated facilities and information technology expense. Marketing programs are intended to generate net revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts domestically and internationally and seek to increase our brand awareness.

General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional fees and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel, incur costs related to the anticipated growth of our business, make improvements to our information technology infrastructure, and make improvements in our public company infrastructure.

Significant events during the three months ended March 31, 2007 included the following:

•

On March 20, 2007, we completed the initial public offering of our common stock. Through the sale of 7.5 million shares at an offering price of $13.00 per share, we received net proceeds of approximately $88.0 million. On March 31, 2007, we had cash, cash equivalents and marketable securities of $144.6 million.

•

Total net revenues increased 62.3% to $52.8 million from $32.6 million in the three months ended March 31, 2006. In the three months ended March 31, 2007, 89.6% of our net revenues were from customers in the United States compared to 81.7% of net revenues in the three months ended March 31, 2006. In addition, our top five customers in the United States accounted for 82.9% of our net revenues compared to 71.1% in the three months ended March 31, 2006. In the three months ended March 31, 2007, Cablevision, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

•	Gross margin for the three months ended March 31, 2007 was 57.5% compared to 51.2% in the three months ended March 31, 2006.

•

Net loss for the three months ended March 31, 2007 was $1.0 million compared to a net loss of $1.1 million in the same period in 2006. The net loss for the three months ended March 31, 2007 included a non-cash charge of $5.0 million related to the fair value of convertible preferred stock warrants, stock-based compensation expense of $2.4 million and amortization of intangibles of $0.1 million.

Critical Accounting Policies and Estimates

Our interim condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of our consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We derive net revenues from sales of our products and services. Product revenues consist of sales of our hardware and software products. Shipping charges, which have been insignificant to date, are included in product revenues, and the related shipping costs are included in cost of product revenues. Service revenues consist of customer support and maintenance, product installation and training activities.

Software is essential to the functionality of our products. We provide software updates that we choose to develop, which we refer to as unspecified software updates, and enhancements related to our products through support service contracts. As a result, we account for revenue in accordance with Statement of Position, or SOP 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of software.

We recognize product revenues when all of the following have occurred: (1) we have entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Pricing is considered fixed or determinable at the execution of a legally binding arrangement, based on specific products and quantities to be delivered at specified prices. We assess the ability to collect from our customers based on a number of factors, including credit-worthiness and any past transaction history of the customer. In the limited circumstances where we may have a customer not deemed creditworthy, we will defer all net revenues from the arrangement until payment is received and all other revenue recognition criteria have been met.

Product revenues consist of hardware and a perpetual license to our software. Product revenues are generally recognized upon transfer of title to the customer assuming all other revenue recognition criteria are met, except for customers that require contractually negotiated acceptance of our products, in which case we recognize net revenues at the earlier of receipt of acceptance from the customer or when the rejection period lapses. Substantially all of our contracts, including those with resellers, do not include rights of return. To the extent that our agreements contain such terms, we recognize revenues once the right of return lapses. Returns to date have been insignificant. Our resellers generally do not maintain any inventory and only receive products from us when an end-user customer has committed to the purchase.

Most of our products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that we choose to develop and to maintenance releases and patches released during the term of the support period. Product support services include telephone support, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Net revenues for support services are recognized on a straight-line basis over the service contract term, which is generally one year. Installation services and training services, when provided, are also recognized in service revenues when performed.

We use the residual method, as allowed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and any remaining amount provided for under the contract is recognized. When the undelivered element is customer support and maintenance, that portion of the revenue is recognized ratably over the term of the customer support arrangement, and the remaining revenue associated with the arrangement is recognized when all the other criteria of SOP 97-2 are satisfied. We have established VSOE of the fair value of our customer support and maintenance and other services based upon the normal pricing and discounting practices for those services when sold separately and the prices at which our customers have renewed their customer support and maintenance arrangements. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. For example, in situations where we sell a product which includes a commitment for delivery of a future specified software feature or functionality, we defer revenue recognition for the entire arrangement until the specified software feature or functionality is delivered.

Revenue recognition requirements under SOP 97-2 are very complex. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred.

Valuation of Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We provide for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycle and current inventory levels. Provisions for excess and obsolete inventory are recorded as cost of net product revenues. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. It is possible that increases in inventory write-downs may be required in the future if there is a decline in market conditions or if changes in expected product lifecycles occur. If market conditions improve or product lifecycles extend, we may have greater success in selling inventory that had previously been written down. In either event, the actual value of our inventory may be higher or lower and recognition of such difference will affect our cost of net revenues in a future period, which could materially affect our operating results and financial position.

Warranty Liabilities

We warrant our products against defects in materials and workmanship. Generally, we warrant our products for one year. For our largest telephone company customer, we warrant our products for five years. A provision for estimated future costs related to warranty activities is recorded as a component of cost of net product revenues when the product revenues are recognized based upon our historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Where we have experienced higher product failure rates and costs of correcting product failures change, or our estimates relating to specifically identified warranty exposures changed, we have recorded additional warranty reserves and may be required to do so in future periods. If our estimated reserves differ from our actual warranty costs based on historical experience, we may reverse a portion of or increase such provisions in future periods. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our gross margins and operating results.

Stock-based Compensation

We account for stock-based compensation pursuant to the provisions of the Financial Accounting Standards Board, or FASB, SFAS 123R, Share-Based Payments, or SFAS 123R. Under SFAS 123R, stock-based compensation costs for employees is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period, which is generally over the vesting period, on a straight-line basis.

In valuing share-based awards under SFAS 123R, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of our stock is based on our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted was calculated using the simplified method permitted by the SEC Staff Accounting Bulletin No. 107. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

During the three months ended March 31, 2007, we granted options to employees to purchase a total of approximately 1.6 million shares of common stock at weighted average exercise price of $8.21 per share and an average fair value of $10.77 per share. During the three months ended March 31, 2007 and 2006, we recorded stock-based compensation of $2.4 million and $0.3 million, respectively.

In March 2007, in accordance with SFAS 123R and EITF 96-18, we awarded one stock option grant for 31,250 shares with an exercise price of $7.34 per share to a non-employee. The award was fully vested on the grant date. With respect to this grant, we charged $0.3 million to sales and marketing expense during the three months ended March 31, 2007.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide allowances for the applicable portion of accounts receivable when collection becomes doubtful. We provide allowances based upon a specific review of all significant outstanding invoices, analysis of our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding accounts receivable, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected. Our allowance for doubtful accounts was approximately $0.1 million and $0.2 million as of March 31, 2007 and December 31, 2006, respectively.

Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock

We accounted for warrants to purchase redeemable convertible preferred stock pursuant to the Financial Accounting Standards Board Staff Position, or FSP, No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable”, or FSP 150-5, which required us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying redeemable convertible preferred stock. These estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, are highly judgmental.

Upon the closing of our IPO on March 20, 2007, all outstanding warrants to purchase shares of preferred stock were converted to warrants to purchase shares of our common stock and, as a result, are no longer subject to FSP 150-5. The then-current aggregate fair value of these warrants of approximately $8.1 million was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and we have ceased to record any further periodic fair value adjustments.

Impairment of Intangible Assets and Other Long-lived Assets

We assess impairment of long-lived assets in accordance with FAS No. 144, Impairment of Long-Lived Assets and test long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized in the consolidated statements of operations when the carrying amount is not recoverable and exceeds fair value, which is determined on a discounted cash flow basis.

We make estimates and judgments about future undiscounted cash flows and fair value. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flows attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated future cash flows could be reduced significantly in the future. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Changes in estimated future cash flows could also result in a shortening of estimated useful life of long-lived assets including intangibles for depreciation and amortization purposes.

Accounting for Income Taxes

We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance as of March 31, 2007 against certain deferred tax assets, because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain these valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions. The requirements of FIN 48 are explained in more detail above at Note 3 of the Notes to Condensed Consolidated Financial Statements. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained positions that is more likely than not to be realized. We have evaluated each of our tax positions based on all available evidence as of January 1, 2007 upon adoption of FIN 48 and as of March 31, 2007. Based on this evaluation, we have identified the tax positions we believe to be uncertain and the amounts we believe are more likely than not to be realized for such positions, which resulted in identification of $1.3 million of uncertain tax benefits that were not recognized as of both January 1, 2007 and March 31, 2007. These uncertain tax benefits related to tax positions attributable to deferred tax assets that are currently subject to a full valuation allowance and resulted in no cumulative adjustment to retained earnings upon adoption and no effect on taxable income for the three months ended March 31, 2007. It is our policy to include interest and penalties related to unrecognized tax benefits within our benefit from income taxes. It is our judgment that no interest or penalties related to unrecognized tax benefits should be recognized as of adoption on January 1, 2007 or as of March 31, 2007. We will continue to evaluate our conclusions for purposes of applying FIN 48 on an ongoing basis and should the available evidence change, our prior conclusions could be materially impacted.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of total net revenues:

	Three months ended March 31,
	2007	2006
Net revenues:
Products	86.4%	85.9%
Services	13.6%	14.1%

Total net revenues	100.0%	100.0%

Cost of net revenues:
Products	36.1%	42.6%
Services	6.4%	6.2%

Total cost of net revenues	42.5%	48.8%

Gross profit:
Products	50.3%	43.3%
Services	7.2%	7.9%

Total gross profit	57.5%	51.2%

Operating expenses:
Research and development	24.7%	25.6%
Sales and marketing	19.5%	20.8%
General and administrative	6.7%	7.7%
Amortization of intangibles	0.3%	0.4%

Total operating expenses	51.2%	54.5%

Operating income (loss)	6.3%	(3.3)%
Other expense, net	(8.5)%	(0.8)%

Net loss before benefit from income tax	(2.2)%	(4.1)%
Benefit from income taxes	0.4%	0.8%

Net loss	(1.8)%	(3.3)%

Net Revenues. Total net revenues increased 62.3% to $52.8 million for the three months ended March 31, 2007 from $32.6 million in the three months ended March 31, 2006.

Product Revenues. Product revenues for the three months ended March 31, 2007 were $45.7 million compared to $28.0 million in the three months ended March 31, 2006, an increase of $17.7 million, or 63.2%. This increase was primarily due to a $22.4 million increase in revenues from our Video products, partially offset by a $4.7 million decrease in revenues from our Data products. Video product revenues increased significantly during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to growth in TelcoTV and Switched Broadcast product application revenues, partially offset by a decrease in other Video product application revenues. The decrease in revenues from Data products during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was related to the transition to our new modular CMTS product application, which is not commercially available and, consequently, for which revenue recognition has been delayed, and also due to the timing of orders from significant customers.

Services Revenues. Services revenues for the three months ended March 31, 2007 were $7.2 million compared to $4.6 million in the three months ended March 31, 2006, an increase of $2.6 million, or 56.9%. The increase was primarily due to an increase in customer support and maintenance revenues earned on a larger installed base of products and to installation services revenues associated with completion of field deployment of our products during the period.

Gross Profit/Gross Margin. Gross profit for the three months ended March 31, 2007 was $30.4 million compared to $16.7 million for the three months ended March 31, 2006, an increase of $13.7 million, or 82.0%. Gross margin increased to 57.5% in the three months ended March 31, 2007 compared to 51.2% in the three months ended March 31, 2006.

Product Gross Margin. Product gross margin for the three months ended March 31, 2007 was 58.2% compared to 50.4% for the three months ended March 31, 2006. This increase was due primarily to a mix shift towards more revenues from our Video products, which have relatively higher gross margins compared to our Data products, and a mix shift towards software sales, which generally have higher gross margins than hardware sales. Product gross margins also benefited to a lesser extent from improvements in warranty rates and improvements in manufacturing overhead utilization when compared to the three months ended March 31, 2006.

Services Gross Margin. Services gross margin for the three months ended March 31, 2007 was 53.1% compared to 55.9% for the three months ended March 31, 2006. The decrease in services gross margins is primarily related to a planned increase in services organization headcount to support our current and future customer installed base. This increase in services cost was not offset by service revenues during the period. We expect this trend in services gross margin to continue as we build a support infrastructure in advance of customer deployment activity. In addition, an increasing portion of our installed base is on standard support, which is offered at a lower price. Also, in the three months ended March 31, 2007, installation and training revenues, which have relatively lower gross margins than our customer support services, constituted a higher portion of services revenues when compared to the three months ended March 31, 2006.

Operating Expenses

Research and Development. Research and development expense was $13.1 million for the three months ended March 31, 2007, or 24.7% of net revenues, compared to $8.3 million in the comparable period of 2006, or

25.6% of net revenues. The $4.8 million increase was primarily due to increases in compensation costs of $3.2 million due to an increase in employee headcount and to a lesser extent due to increases in infrastructure costs to support our growth, including facilities, information technology systems, travel and entertainment, and depreciation. Research and development expense includes stock-based compensation of $0.7 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

Sales and Marketing. Sales and marketing expense was $10.3 million for the three months ended March 31, 2007, or 19.5% of net revenues compared to $6.8 million, in the three months ended March 31, 2006, or 20.8% of net revenues. The increase of $3.6 million was due primarily to increased compensation and commission expenses as a result of increased headcount in support of our overall growth and growth in revenues when compared to the same period a year ago. Sales and marketing expense includes stock-based compensation of $1.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

General and Administrative. General and administrative expense was $3.5 million for the three months ended March 31, 2007, or 6.7% of net revenues compared to $2.5 million, for the three months ended March 31, 2006, or 7.7% of net revenue. The $1.0 million increase was due primarily to an increase in compensation expenses as a result of increases in general and administrative headcount and to a lesser extent due to increased subcontractor costs associated with our initial public offering. General and administrative expense includes stock-based compensation of $0.3 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

Other Expense, Net

In the three months ended March 31, 2007, other expense, net increased to $4.6 million from $0.2 million in the three months ended March 31, 2006. Approximately $5.0 million of the increase is due to fair value adjustments of our preferred stock warrants under FSP 150-5. Upon the closing of our initial public offering, all outstanding preferred warrants subject to FSP 150-5 either terminated or became warrants to purchase common stock and, as a consequence, will not be subject to fair value adjustments in future periods. Included in other expense, net, in the three months ended March 31, 2007 and 2006 is interest expense of $0.3 million and $0.3 million, respectively, and interest income of $0.9 million and $0.2 million, respectively. In the future, we anticipate interest income to increase, as a result of substantially increased cash, cash equivalent and marketable securities balances following our initial public offering and anticipate interest expenses to decline due to the repayment of outstanding borrowings.

Provision for Taxes

In the three months ended March 31, 2007, the benefit from income taxes remained relatively constant, with the benefit decreasing to $0.2 million compared to $0.3 million for three months ended March 31, 2006. The tax rate in the three months ended March 31, 2007 increased to 19% from 15% in the three months ended March 31, 2006, primarily due to an increase in the projected amount of annual tax expense for the year ending December 31, 2007 compared to the year ended December 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, our cash and cash equivalents and marketable securities totaled $144.6 million.

Operating Activities

Our operating activities generated cash in the amount of $3.3 million for the three months ended March 31, 2007, primarily due to an increase in deferred revenues of $6.0 million. This increase was offset in part by increases in inventory of $2.2 million and accounts receivables of $6.3 million, due to the timing of product shipments, which occurred late in the quarter, and a decrease in accounts payable of $2.7 million resulting from the timing of cash payments. We also had non-cash charges of $9.5 million during the period, comprised primarily of $5.0 million related to the increase in fair value of preferred stock warrants, $2.4 million in stock based compensation and $1.9 million in depreciation on property and equipment.

Investing Activities

Our investing activities used cash of $6.8 million in the three months ended March 31, 2007, primarily from net purchases of marketable securities of $3.6 million and the purchase of property and equipment of $3.2 million to support the growth in our business. These capital expenditures consisted primarily of computer and test equipment and software purchases.

Financing Activities

Our financing activities provided cash of $79.0 million in the three months ended March 31, 2007, primarily due to net public offering proceeds of $88.0 million from the sale of 7.5 million shares of common stock in our initial public offering and to a lesser extent from proceeds of $2.3 million received from the exercise of options and warrants to purchase our common stock, offset in part by the repayment of borrowings of $12.0 million.

In April 2007, we repaid the remaining outstanding borrowings under our revolving credit facility of $2.0 million and terminated the credit facility.

We believe that our existing cash and cash equivalents and existing amounts available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access of adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations

The following summaries the contractual obligations as of March 31, 2007:

	Payments Due by Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	Thereafter
Operating leases	$9,258	$1,877	$5,335	$2,046	$—
Capital lease & financing obligations	594	288	306	—	—
Revolving line of credit	2,000	2,000	—	—	—
Less - interest payments	(56)	(31)	(25)	—	—

Total	$11,796	$4,134	$5,616	$2,046	$—

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Effects of Inflation

Our monetary assets, consisting primarily of cash, marketable securities and receivables, are not affected by inflation because they are short-term and in the case of cash are immaterial. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of products and services offered by us.

Recent Accounting Pronouncements

See note 2 to the condensed consolidated financial statements in this form 10-Q for recent accounting pronouncements that could affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling $144.6 million as of March 31, 2007. To minimize risk, we maintain our portfolio of cash, and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. The unrestricted cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended March 31, 2007, our interest income would have declined approximately $0.1 million assuming consistent investment levels.

Our exposure to interest rates also affects the increase or decrease in the amount of interest we must pay on our outstanding variable rate debt instruments, primarily borrowings under our revolving credit facility. Our revolving credit facility provides financing up to $20.0 million for working capital requirements. As of March 31, 2007, $2.0 million was outstanding under the revolving credit facility. The loan bears interest at the Federal Reserve’s prime rate for the revolving credit facility. A 10% increase in the prime rate would result in an increase in interest expense of $25,000 for the three months ended March 31, 2007. In April, 2007, we paid off the remaining amount under the revolving credit facility and terminated the credit facility.

Foreign Currency Risk

Our sales contracts are primarily denominated in United States dollars and therefore the majority of our net revenues are not subject to foreign currency risk. Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and New Israeli Shekel. To date, we have not entered into any hedging contracts since exchange rate fluctuations have historically had little impact on our operating results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

Item 1A.	Risk Factors

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the information contained in this report on Form 10-Q, including our consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.

We depend on the adoption of advanced technologies by cable operators and telephone companies for substantially all of our net revenues, and any decrease or delay in capital spending for these advanced technologies would harm our operating results, financial condition and cash flows.

Substantially all of our sales are dependent upon the adoption of advanced technologies by cable operators and telephone companies, and we expect these sales to continue to constitute a significant majority of our sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure, and a reduction or delay in this spending could have a material adverse effect on our business.

The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:

•	available capital and access to financing;

•	annual budget cycles;

•	overall consumer demand for video, voice and data services and the acceptance of newly introduced services;

•	competitive pressures, including pricing pressures;

•	the impact of industry consolidation;

•	the strategic focus of our customers and potential customers;

•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	discretionary customer spending patterns;

•	bankruptcies and financial restructurings within the industry; and

•	general economic conditions.

Any slowdown or delay in the capital spending by service providers as a result of any of the above factors would likely have a significant impact on our quarterly revenue and profitability levels.

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors or our guidance, causing our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These factors include:

•	the level and timing of capital spending of our customers, both in the United States and in international markets;

•	the timing, mix and amount of orders, especially from significant customers;

•	changes in market demand for our products;

•	our ability to secure significant orders from telephone companies;

•	our mix of products sold between video products, which generally have higher margins, and our cable modem termination system, or CMTS, data products, which generally have lower margins;

•	the mix of software and hardware products sold;

•	our unpredictable and lengthy sales cycles, which typically range from nine to eighteen months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	new product introductions by our competitors;

•	market acceptance of new or existing products offered by us or our customers;

•	competitive market conditions, including pricing actions by our competitors;

•	our ability to complete complex development of our software and hardware on a timely basis;

•	our ability to design, install and receive customer acceptance of our products;

•	unexpected changes in our operating expense;

•	the potential loss of key manufacturer and supplier relationships;

•	the cost and availability of components used in our products;

•	changes in domestic and international regulatory environments; and

•	the impact of new accounting rules.

We establish our expenditure levels for product development and other operating expense based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.

We anticipate that our gross margins will fluctuate with changes in our product mix and expected decreases in the average selling prices of our products, which may adversely impact our operating results.

Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to the decrease of our average selling prices. To maintain our gross margin levels, we must develop and introduce on a timely basis new products and product enhancements as well as continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period, with our video products generally yielding higher gross margins than our data products. If our sales of these lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

Our continued growth will depend significantly on our ability to deliver products that help enable telephone companies to provide video services. If the projected growth in demand for video services from telephone companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our video products will suffer.

Prior to 2006, our sales were principally to cable operators. In 2006 and 2007, however, we generated significant sales from telephone companies. Our growth is dependent on our ability to sell video products to telephone companies that are increasingly reliant on the delivery of video services to their customers. Although a number of our existing products are being deployed in these networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telephone company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telephone companies to provide video services without upgrading their current system infrastructure or that allow them a more cost-effective method of delivering video services than our products, projected sales of our video products will suffer. Even if these providers choose our video products, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be reduced.

Selling successfully to the telephone company market will be a significant challenge for us. Several of our largest competitors have mature customer relationships with many of the largest telephone companies, while we have limited recent experience with sales and marketing efforts designed to reach these potential customers. In addition, telephone companies face specific network architecture and legacy technology issues that we have only limited expertise in addressing. If we fail to penetrate the telephone company market successfully, our growth in revenues and operating results would be correspondingly limited.

Our customer base has become increasingly concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers would likely reduce our revenues significantly.

Historically, a large portion of our sales have been to a limited number of customers. Sales to our five largest customers accounted for approximately 82.9% of our net revenues in the three months ended March 31, 2007, and approximately 71.1% of our net revenues in the three months ended March 31, 2006. In the three months ended March 31, 2007, Cablevision, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. In the three months ended March 31, 2006, Adelphia, Comcast, Cox and Verizon each represented 10% or more of our net revenues.

We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. In addition, as the consolidation of ownership of cable operators and telephone companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation and customer concentration due to the significant capital costs of constructing video, voice and data networks and for other reasons. For example, Adelphia, formerly the fifth largest cable company in the United States, which accounted for 13.8% of our net revenue in the three months ended March 31, 2006, was sold in 2006 to Comcast and Time Warner Cable, the two largest U.S. cable operators. Further business combinations may occur in our customer base which will result in increased purchasing leverage by these customers over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.

The timing of a significant portion of our net revenues is dependent on complex systems integration.

We derive a significant portion of our net revenues from sales that include the network design, installation and integration of equipment, including equipment acquired from third parties to be integrated with our products to the specifications of our customers. We base our revenue forecasts on the estimated timing to complete the network design, installation and integration of our customer projects and customer acceptance of those products. The systems of our customers are both diverse and complex, and our ability to configure, test and integrate our systems with other elements of our customers’ networks is dependent upon technologies provided to our customers by third parties. As a result, the timing of our revenue related to the implementation of our product applications in these complex networks is difficult to predict and could result in lower than expected revenue in any particular quarter. Similarly, our ability to deploy our equipment in a timely fashion can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of equipment produced by third parties and our customers’ need to obtain regulatory approvals.

If revenues forecasted for a particular period are not realized in such period due to the lengthy, complex and unpredictable sales cycles of our products, our operating results for that or subsequent periods will be harmed.

The sales cycles of our products are typically lengthy, complex and unpredictable and usually involve:

•	a significant technical evaluation period;

•	a significant commitment of capital and other resources by service providers;

•	substantial time required to engineer the deployment of new technologies or new video, voice and data services;

•	substantial testing and acceptance of new technologies that affect key operations; and

•	substantial test marketing of new services with subscribers.

For these and other reasons, our sales cycles generally have been between nine and eighteen months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders.

We were not profitable in the three months ended March 31, 2007 and we may not be able to achieve and sustain profitability in future periods.

In the three months ended March 31, 2007 we were not profitable. While we were profitable in our 2006 fiscal year, we may not be able to return to profitability. We are continuing to incur increased research and development, sales and marketing and general and administrative expenses, which impact our ability to sustain profitability in future fiscal quarters or achieve profitability on an annual basis in the future.

Our independent registered public accountants have identified and reported to us material weaknesses in our internal controls for the years ended December 31, 2004 and 2005, that, if not properly remediated, could result in material misstatements in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.

In 2004 and 2005, in connection with the audits of our consolidated financial statements, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting under the standards established by the American Institute of Certified Public Accountants. Our independent registered public accounting firm has indicated that the material weaknesses in our revenue recognition process and financial statement closing process resulted from having insufficient procedures in place and an insufficient number of qualified resources in our finance department with the required proficiency to apply our accounting policies in accordance with U.S. generally accepted accounting principles, or GAAP. Our independent registered public accounting firm was not, however, engaged to audit the effectiveness of our internal control over financial reporting. If such an evaluation had been performed or when we are required to perform such an evaluation, additional material weaknesses, significant deficiencies and other control deficiencies may have been or may be identified. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

Because of these material weaknesses, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. While we have completed our remediation efforts to address these material weaknesses, we cannot assure you that these remediation efforts have been entirely successful or that similar material weaknesses will not recur. As a newly public company, we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2008 and subsequent fiscal years. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our operating results and financial condition may be harmed.

Our ability to successfully implement our business plan and comply with regulations applicable to being a public reporting company requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis. In addition, the successful enhancement of our operational and financial systems, procedures and controls will result in higher general and administrative costs in future periods, and may adversely impact our operating results and financial condition.

In connection with our implementation, in the third quarter of 2006, of more stringent controls related to contracts for providing customer support, we discovered that certain end users in China maintained that they were entitled to Company-provided support, while our contracts with these customers did not provide for customer support. In response, the Audit Committee of our Board of Directors conducted an independent investigation of the matter, employing independent counsel and an independent accounting firm. The investigation, which was completed in December 2006, found numerous instances in which resellers of our product applications in China, with the understanding and approval of our China personnel, agreed to provide technical support, extended warranty terms and potentially other undefined terms without proper documentation and without communicating these arrangements to our legal and finance departments. As a result, we were required to deferred revenues from some customers in China. The deferred revenue will be recognized in future periods if we satisfy all of the elements of our revenue recognition criteria. Our controls previously in place did not prevent these occurrences and we have therefore implemented a number of additional controls and remedial actions to ensure the appropriate accounting of future transactions and control over contracts with end users in China. In the event that we have not adequately implemented these additional controls and remedial actions, additional material weaknesses could be identified and could cause investors to lose confidence in our financial reporting.

We may not accurately anticipate the timing of the market needs for our products and develop such products at the appropriate times, which could harm our operating results and financial condition.

Accurately forecasting and meeting our customers’ requirements is critical to the success of our business. Forecasting to meet customers’ needs is particularly difficult in connection with newer products and products under development. Our ability to meet customer demand depends on our ability to configure our product applications to the complex architectures that our customers have developed, the availability of components and other materials and the ability of our contract manufacturers to scale their production of our products. Our ability to meet customer requirements depends on our ability to obtain sufficient volumes of these components and materials in a timely fashion. If we fail to meet customers’ supply expectations, our net revenues will be adversely affected, and we will likely lose business. In addition, our priorities for future product development are based on our expectations of how the market for video, voice and data services will continue to develop in the United States and in international markets. If the market for such services develops more rapidly than we anticipate, then our product development efforts may be behind, which may result in our being unable to recoup our capital spent on product development as a result of a missed market opportunity. Conversely, if the market develops more slowly than we anticipate, we may find that we have expended significant capital on product development prior to our being able to generate any revenues for those products. If we are unable to accurately time our product introductions to meet market demand, it could have a material adverse impact on our operating results and financial condition.

In addition, if actual orders are materially lower than the indications we receive from our customers, our ability to manage inventory and expenses will also be harmed. If we enter into purchase commitments to acquire components and materials, or expend resources to manufacture products, and those products are not purchased by our customers when expected, our business and operating results could suffer.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive, and our product development efforts require substantial research and development expense.

The markets in which we compete are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. Our product development efforts require substantial research and development expense. Research and development expense in the three months ended March 31, 2007 was $13.1 million and in the three months ended March 31, 2006 was $8.3 million. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

We are currently developing a modular cable modem termination system, or M-CMTS, that we believe will be important for our future revenue growth and operating results. If we fail to deliver our M-CMTS product to market in a timely and cost-effective manner, or if our M-CMTS product fails to operate with all the functionality our customers expect, our future operating results would be harmed. Likewise, new technologies, standards and formats are being adopted by our customers. While we are in the process of developing products based on many of these new formats in order to remain competitive, we do not have such products at this time and cannot be certain when, if at all, we will have products in support of such new formats.

Our future growth depends on market acceptance of several emerging video, voice and data services, on the adoption of new network architectures and technologies and on several other industry trends.

Future demand for our products will depend significantly on the growing market acceptance of several emerging video, voice and data services, including high-speed data services; HDTV; addressable advertising; video delivered over telephone company networks; and VoIP.

The effective delivery of these services will depend on service providers developing and building new network architectures to deliver them. If the introduction or adoption of these services or the deployment of these networks is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.

Furthermore, we expect the extent and nature of regulatory attitudes towards issues such as competition among service providers, access by third parties to networks of other service providers and new services such as VoIP to impact our customers’ purchasing decisions. If service providers do not pursue the opportunity to offer integrated video, voice and data services as aggressively as we expect, our revenue growth would be limited.

The markets in which we operate are intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The markets for selling network-based hardware and software products to service providers are extremely competitive and have been characterized by rapid technological change. In the CMTS market, we compete principally with Cisco Systems, Motorola and Arris. In the video market, we compete broadly with system suppliers including Harmonic, Motorola, Scientific Atlanta (a division of Cisco Systems), SeaChange International, Tandberg Television (which recently announced that it will be acquired by Ericsson), Terayon Communication Systems (which recently announced that it will be acquired by Motorola) and a number of smaller companies. We may not be able to compete successfully in the future, which may harm our business.

Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than us. Given their capital resources, many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and are not as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation much longer than we have and therefore have more long-standing and established relationships with domestic and foreign service providers. If any of our competitors’ products or technologies were to become the industry standard, our business would also be seriously harmed. If our competitors are successful in bringing their products to market earlier, or if their products are more technologically capable than ours, then our sales could be materially adversely affected.

Recently, we have seen rapid consolidation among our competitors, such as Cisco’s acquisition of Scientific Atlanta, purchases of VOD solutions by each of Cisco, Harmonic and Motorola, and Motorola’s acquisition of Terayon. In addition, some of our competitors have entered into strategic relationships with one another to offer a more comprehensive solution than would be available individually. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in the evolving industry for video. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do, and are much better positioned than we are to offer complementary products and technologies. These combined companies may offer more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete while sustaining acceptable gross margins. Finally, continued industry consolidation may impact customers’ perceptions of the viability of smaller companies, which may affect their willingness to purchase products from us. These competitive pressures could harm our business, operating results and financial condition.

In the event that certain of our competitors integrate products performing functions similar to our products into their existing network infrastructure offerings, our existing and potential customers may decide against using our products in their networks, which would harm our business.

Other providers of network-based hardware and software products are offering or announcing functionality aimed at solving similar problems addressed by our products. For example, several vendors have recently announced their intention to develop a switched broadcast product application. The inclusion of, or the announcement of the intent to include, functionality perceived to be similar to our product offerings in our competitors’ products that have been accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding components from a different vendor. Many of our existing and potential customers have invested substantial personnel and financial resources to design and operate their networks and have mature relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, our customers’ other vendors with a broader product offering may be able to offer pricing or other concessions that we are not able to match because we currently offer a more modest suite of products and have fewer resources. If our existing or potential customers are reluctant to add network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

We need to develop additional distribution channels to market and sell our products.

The majority of our sales to date have been direct sales to large cable operators in North America. Our video products have been traditionally sold to large cable operators with recent sales to telephone companies. We have not focused on smaller service providers and have had only limited access to service providers in certain international markets, including Asia and Europe. Although we intend to establish strategic relationships with leading distributors worldwide in an attempt to reach new customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with cable operators and telephone companies that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

We depend on a limited number of third parties to manufacture, assemble and supply our products.

We obtain many components and modules necessary for the manufacture or integration of our products from a sole supplier or a limited group of suppliers, with whom we do not generally maintain long-term agreements. Our reliance on sole or limited suppliers involves several risks, including the inability to obtain an adequate supply of required components or modules and reduced control over pricing, quality and timely delivery of components. For example, we depend exclusively on Broadcom for one of the chipsets in our CMTS product. Our ability to deliver our products on a timely basis to our customers would be materially adversely impacted if we needed to find alternative replacements for the chipsets, central processing units or power supplies that we use in our products. Significant time and effort would be required to locate new vendors for these alternative components, if alternatives are even available to us. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules.

In addition, increased demand by third parties for the components we use in our products may lead to decreased availability and higher prices for those components, since we carry little inventory of our products and product components. As a result, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

We currently rely on a single contract manufacturer, ACT Corporation, to assemble our products, manage our supply chain and negotiate component costs for our CMTS products. Likewise, we rely exclusively on Flextronics to assemble our products, manage our supply chain and negotiate component costs for our video products. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If contract manufacturers are unable to negotiate with their suppliers for reduced component costs, our operating results would be harmed. If we are required to change contract manufacturers, we may lose net revenues, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming.

We must manage the expected growth in our business effectively even if our infrastructure, management and resources might be strained.

We have experienced rapid growth in our business in recent periods. This growth and any future growth will likely place a significant strain on our resources. For example, we are currently planning to hire additional development, sales, customer support, marketing and administrative personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

Our products must interoperate with many software applications and hardware found in our customers’ networks. If we are unable to ensure that our products interoperate properly, our business would be harmed.

Our products must interoperate with our customers’ existing networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and the devotion of substantial employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. For example, our products currently interoperate with set-top boxes marketed by vendors such as Scientific Atlanta and Motorola and with VOD servers marketed by SeaChange and C-COR. If we fail to maintain compatibility with these set-top boxes, VOD servers or other software or equipment found in our customers’ existing networks, we may face substantially reduced demand for our products, which would adversely affect our business, operating results and financial condition.

We have entered into interoperability arrangements with a number of equipment and software vendors for the use or integration of their technology with our products. In these cases, the arrangements give us access to and enable interoperability with various products in the digital video market that we do not otherwise offer. If these relationships fail, we will have to devote substantially more resources to the development of alternative products and the support of our products, and our efforts may not be as effective as the combined solutions with our current partners. In many cases, these parties are either companies with which we compete directly in other areas, such as Motorola, or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of these customers. A number of our competitors have stronger relationships with some of our existing and potential partners and, as a result, our ability to have successful partnering arrangements with these companies may be harmed. Our failure to establish or maintain key relationships with third party equipment and software vendors may harm our ability to successfully sell and market our products. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. Our operating results could be adversely affected if these efforts do not generate the revenues necessary to offset this investment.

In addition, if we find errors in the existing software or defects in the hardware used in our customers’ networks or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers’ networks. This could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, operating results and financial condition.

Our failure to adequately protect our intellectual property and proprietary rights may adversely affect us.

We hold numerous issued U.S. patents and have a number of patent applications pending in the United States and foreign jurisdictions. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Despite our efforts, other competitors may be able to develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

The steps that we have taken may not be able to prevent misappropriation of our technology. In addition, we may take legal action to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties. Although companies may be willing to enter into technology development or licensing agreements, such agreements may not be negotiated on terms acceptable to us, or at all. Our failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer.

Our use of open source and third-party software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make generally available, in source code form, proprietary code that links to certain open source modules, re-engineer our products, discontinue the sale of our products if re-engineering could not be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.

We may also find that we need to incorporate certain proprietary third-party technologies, including software programs, into our products in the future. However, licenses to relevant third-party technology may not be available to us on commercially reasonable terms, if at all. Therefore, we could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.

We may face intellectual property infringement claims from third parties.

Our industry is characterized by the existence of an extensive number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert patent, copyright, trademark and other intellectual property rights against us or our customers. Our suppliers and customers may have similar claims asserted against them. We have agreed to indemnify some of our suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses including reasonable attorneys’ fees. Any future litigation, regardless of its outcome, could result in substantial expense and significant diversion of the efforts of our management and technical personnel. An adverse determination in any such proceeding could subject us to significant liabilities, temporary or permanent injunctions or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, necessary licenses may not be available on satisfactory terms, or at all.

Our business is subject to the risks of warranty returns, product liability and product defects.

Products like ours are very complex and can frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. Product errors could affect the performance of our products, delay the development or release of new products or new versions of products, adversely affect our reputation and our customers’ willingness to buy products from us and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, subject us to liability for damages and divert our resources from other tasks, any one of which could materially adversely affect our business, results of operations and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products, and therefore delay our ability to recognize revenue from sales, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, operating results and financial condition.

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products to existing customers would be adversely affected and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. Our failure to maintain high-quality support and services would have a material adverse effect on our business, operating results and financial condition.

Competition for qualified personnel, particularly management and research and development personnel, is intense. In order to manage our expected growth, we must be successful in attracting and retaining qualified personnel.

Our future success will depend on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. The loss of any of our senior management or other key product development or sales and marketing personnel could adversely affect our future business, operating results and financial condition. In addition, a large number of our research and product development personnel have broad expertise in video algorithms, radio frequency and digital video standards that is vitally important in our product development efforts. If we were to lose a significant number of these research and development employees, our ability to develop successful new products would be harmed, and our revenues and operating results would likely suffer as a result. Competition for qualified management, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business, operating results and financial condition.

Our further expansion into international markets may not succeed.

International sales represented $5.5 million of our net revenues for the three months ended March 31, 2007 and $6.0 million of our net revenues for the three months ended March 31, 2006. We intend to continue expanding into international markets. We are currently expanding our indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts whether because they are unable to provide support or otherwise, we maybe unable to grow or sustain our revenue in international markets.

Our continued growth will require further expansion of our international operations in Europe, Asia Pacific and other markets. We are presently establishing a small research and development presence in China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

Our international operations, the international operations of our contract manufacturers and our outsourced development contractors, and our efforts to increase sales in international markets, are subject to a number of risks, including:

•	political and economic instability;

•	unpredictable changes in foreign government regulations and telecommunications standards;

•	legal and cultural differences in the conduct of business;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	inflation and fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	potentially adverse tax consequences;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	difficulty in protecting our intellectual property;

•	acts of war or terrorism and insurrections;

•	difficulty in staffing and managing foreign operations; and

•	changes in economic policies by foreign governments.

The effects of any of the risks described above could reduce our future revenues from our international operations.

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our operating results.

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of March 31, 2007, we had 189 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the recent hostilities in Lebanon, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to recruit qualified personnel in Israel.

In addition, most of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces and several were called for active military duty in connection with the hostilities in Lebanon in mid-2006. Should hostilities in the region escalate again, some of our employees would likely be called to active military duty, possibly resulting in interruptions in our sales and development efforts and other impacts on our business and operations which we cannot currently assess.

We may engage in future acquisitions that dilute the ownership interests of our stockholders, cause us to incur debt or assume contingent liabilities.

As part of our business strategy, from time to time, we review potential acquisitions of other businesses, and we expect to acquire businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.

These actions could harm our business, operating results and financial condition, or the price of our common stock. Moreover, even if we do obtain benefits from acquisitions in the form of increased sales and earnings, there may be a delay between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and where new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	the diversion of management’s attention from other business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We are subject to import/export controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

In addition, we may be subject to customs duties and export quotas, which could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, the future imposition of significant increases in the level of customs duties or export quotas could have a material adverse effect on our business.

If we fail to comply with environmental regulatory requirements, our future revenues could be adversely affected.

We face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union, or EU, has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the EU, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. In connection with our compliance with these environmental laws and regulations, we have incurred substantial costs, including research and development costs, and costs associated with assuring the supply of compliant components from our suppliers. Similar laws and regulations have been proposed or may be enacted in other regions, including in the United States, China and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are compatible with these regulations, and this reengineering and component substitution may result in additional costs to us or disrupt our operations or logistics.

New privacy laws and regulations or changing interpretations of existing laws and regulations could harm our business.

Governments in the United States and other countries have adopted laws and regulations regarding privacy and advertising that could impact important aspects of our business. In particular, governments are considering new limitations or requirements with respect to our customers’ collection, use, storage and disclosure of personal information for marketing purposes. Any legislation enacted or regulation issued could dampen the growth and acceptance of addressable advertising which is enabled by our products. If the use of our products to increase advertising revenue is limited or becomes unlawful, our business, results of operations and financial condition would be harmed.

Recent accounting regulations related to equity compensation could adversely affect our earnings and our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of our stockholders and employees and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board has instituted changes to GAAP that require us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights. In addition, NASDAQ Global Market, or NASDAQ, regulations requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters are located in the San Francisco Bay area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Between January 1, 2007 and March 19, 2007 (the date of filing of our registration statement on Form S-8, No. 333-141401), we granted stock options to purchase an aggregate of 1,511,835 shares of our common stock to employees, consultants, directors and other service providers with exercise prices ranging from $5.76 to $11.00 per share.

Between January 1, 2007 and March 19, 2007 (the date of filing of our registration statement on Form S-8, No.

333-141401), we issued and sold an aggregate of 431,388 shares of our common stock to employees, consultants, directors and other service providers for aggregate consideration of approximately $0.5 million under exercises of options previously granted under our stock plans.

In February 2007, we issued and sold 400,825 shares of our class B convertible common stock to an accredited investor for aggregate consideration of approximately $1.8 million, upon the exercise of a previously granted warrant. All such shares of our class B convertible common stock converted into shares of our common stock on a one-for-one basis upon the closing of our initial public offering.

In March 2007, we issued and sold an aggregate of 35,586 shares of our Series A-1 convertible preferred stock to two accredited investors upon the exercise of previously granted warrants, and we issued and sold 28,867 shares of our common stock to an accredited investor upon the exercise of a previously granted warrant. Each of these warrants was exercised on a cashless net exercise basis. All shares of our Series A-1 convertible preferred stock converted into shares of our common stock on a two-for-one basis upon the closing of our initial public offering.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act by virtue of Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule or in reliance on Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services. Appropriate legends have been affixed to the securities issued in these transactions. We believe that each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us. When we have relied on Regulation D promulgated under the Securities Act, the purchasers of the unregistered securities have been accredited investors.

(b) On March 14, 2007, our registration statement (No. 333-139652) on Form S-1 was declared effective in connection with our initial public offering, pursuant to which we registered an aggregate of 12,305,000 shares of our common stock, of which we sold 7,500,000 shares and certain selling stockholders sold 4,805,000 shares, including the underwriters’ over-allotment, at a price to the public of $13.00 per share. The offering closed on March 20, 2007, and, as a result, we received net proceeds of approximately $88.0 million (after underwriters’ discounts and commissions of approximately $6.8 million and additional offering-related costs of approximately $2.7 million), and the selling stockholders received net proceeds of approximately $58.1 million (after underwriters’ discounts and commissions of approximately $4.4 million). The co-managing underwriters of the offering were Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders. In March 2007 and April 2007, we used $14.0 million of the net proceeds to repay the outstanding balances under the revolving line of credit and the term loan with Silicon Valley Bank. We expect to use the remaining net proceeds for working capital, capital expenditures and other general corporate purposes. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on March 15, 2007.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2007, we distributed a written consent to our stockholders requesting approval of (1) the split and reconstitution each four outstanding shares of all classes and series of capital stock into one share of the respective class and/or series of capital stock, and (2) the amendment of our certificate of incorporation to effect the reverse split. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to

Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 34,379,327 shares of our capital stock voted by written consent in favor of all of these matters, such votes being a sufficient percentage of our capital stock necessary to approve such measures.

On March 5, 2007, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our certificate of incorporation that was to become (and later became) effective prior to the closing of our IPO, (2) the amendment and restatement of our certificate of incorporation to remove all references of class A and class B common stock and to various series of preferred stock outstanding prior to our IPO from the certificate of incorporation upon conversion of such shares into shares of common stock in connection with our IPO, (3) the amendment and restatement of our bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, (4) the adoption of our 2007 Equity Incentive Plan and our Employee Stock Purchase Plan, (5) the amendment of our 2003 Share Option and Incentive Plan to increase the shares authorized for issuance thereunder and (6) the adoption of our form of indemnification agreement to be entered into with our directors, officers and certain key employees. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 42,469,773 shares of our capital stock voted in favor of all of these matters, which constituted at least the required percentage of the of our capital stock entitled to vote on such matters, such votes being a sufficient percentage of our capital stock necessary to approve such measures.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.21B	Addendum to Lease Agreement dated March 20, 2007 (Tel Aviv, Israel)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.