Form 10-Q
period 2007-06-30
BigBand Networks, Inc.
filed 2007-08-10
CIK 1381325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2007, 58,717,590 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2007

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

BigBand Networks, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	As of June 30, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$76,812	$38,570
Marketable securities	71,669	26,904
Trade receivables, net of allowances for doubtful accounts of $46 and $152 at June 30, 2007 and December 31, 2006, respectively	25,412	33,988
Inventories	10,537	7,153
Prepaid expenses and other current assets	2,666	2,511

Total current assets	187,096	109,126

Property and equipment, net	15,312	12,788
Goodwill and other intangible assets, net	2,676	2,962
Other non-current assets	3,833	4,174

Total assets	$208,917	$129,050

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of loans payable and capital leases	$260	$5,937
Preferred stock warrant liabilities	—	3,152
Accrued compensation and related benefits	9,531	7,354
Accounts payable	10,091	15,109
Current portion of deferred revenues, net	30,360	39,553
Accrued warranty	3,588	3,241
Other current liabilities	6,004	9,724

Total current liabilities	59,834	84,070

Deferred revenues, net, less current portion	18,117	11,049
Loans payable and capital leases, less current portion	241	8,599
Accrued warranty, less current portion	1,056	895
Accrued long-term severance pay fund	3,148	2,744

Commitments
Redeemable convertible preferred stock	—	117,307
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 and zero shares designated at June 30, 2007, and December 31, 2006, respectively, zero shares outstanding June 30, 2007 and December 31, 2006.	—	—
Common stock, $0.001 par value, 250,000 and 335,000 shares authorized at June 30, 2007 and December 31, 2006, respectively.	—	—
Common stock, 250,000 and 300,000 shares designated at June 30, 2007 and December 31, 2006; 58,649 and 8,241 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	59	8
Class B common stock, nonvoting, zero and 35,000 shares designated at June 30, 2007 and December 31, 2006, respectively, zero and 3,619 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	4
Additional paid-in capital	237,782	17,063
Deferred stock-based compensation	(697)	(1,405)
Accumulated other comprehensive income (loss)	(8)	9
Accumulated deficit	(110,615)	(111,293)

Total stockholders’ equity (deficit)	126,521	(95,614)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$208,917	$129,050

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Operations

(In thousands, expect per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Products	$46,261	$32,245	$91,917	$60,219
Services	8,202	5,763	15,380	10,339

Total net revenues	54,463	38,008	107,297	70,558

Cost of net revenues:
Products	21,761	17,220	40,829	31,104
Services	3,611	2,280	6,981	4,296

Total cost of net revenues	25,372	19,500	47,810	35,400

Gross profit	29,091	18,508	59,487	35,158

Operating expenses:
Research and development	13,678	8,964	26,750	17,284
Sales and marketing	11,113	7,163	21,427	13,920
General and administrative	4,115	2,599	7,637	5,126
Amortization of intangible assets	143	143	286	286

Total operating expenses	29,049	18,869	56,100	36,616

Operating income (loss)	42	(361)	3,387	(1,458)
Other income (expense), net:
Interest income	2,157	268	3,038	462
Interest expense	(271)	(507)	(609)	(819)
Other income (expense), net	105	(122)	(4,997)	(227)

Net income (loss) before provision for (benefit from) income taxes	2,033	(722)	819	(2,042)
Provision for (benefit from) income taxes	378	(141)	141	(398)

Net income (loss)	$1,655	$(581)	$678	$(1,644)

Net income (loss) per share—basic	$0.03	$(0.05)	$0.02	$(0.15)

Net income (loss) per share—diluted	$0.02	$(0.05)	$0.01	$(0.15)

Weighted average shares used in computing net income (loss) per share
—basic	58,140	11,348	38,373	11,300

—diluted	70,764	11,348	66,725	11,300

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$678	$(1,644)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of property and equipment	4,028	2,786
Amortization of intangible assets	286	286
Amortization of debt issuance costs	—	254
Increase in accrued imputed interest on loan	21	—
Loss on disposal of property and equipment	187	72
Revaluation of preferred stock warrant liabilities	4,974	155
Stock-based compensation	5,360	776
Change in operating assets and liabilities:
Decrease (increase) in trade receivable	8,576	(12,113)
(Increase) decrease in inventories	(3,384)	5,479
Increase in prepaids and other assets	(155)	(452)
Decrease (increase) in other noncurrent assets	1,111	(296)
Decrease in accounts payable	(5,267)	(3)
Increase (decrease) in accrued and other liabilities	(733)	1,573
Increase (decrease) in deferred revenues	(2,125)	14,869

Net cash provided by operating activities	13,557	11,742

Investing activities:
Purchase of marketable securities	(77,195)	(2,984)
Proceeds from maturities or sale of marketable securities	32,415	4,019
Purchase of property and equipment	(6,739)	(4,055)
Increase (decrease) in restricted cash	(770)	51

Net cash used in investing activities	(52,289)	(2,969)

Financing activities:
Proceeds from loans payable	—	2,800
Principal payments on loans and capital leases	(14,056)	(131)
Proceeds from exercise of warrants	1,822	—
Proceeds from initial public offering, net of issuance costs	88,010	—
Proceeds from the exercise of stock options	1,198	280

Net cash provided by financing activities	76,974	2,949
Net increase in cash and cash equivalents	38,242	11,722
Cash and cash equivalents at beginning of period	38,570	17,366

Cash and cash equivalents at end of period	$76,812	$29,088

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, are unaudited. The condensed consolidated balance sheet as of December 31, 2006, is derived from the audited consolidated financial statements included in the Company’s final Prospectus, related to the Company’s initial public offering (IPO) of common stock. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the final Prospectus dated March 14, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Not all financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, provision for inventory write-downs, valuation of stock-based awards, provision for warranty claims, allowance for doubtful accounts, valuation of goodwill and other purchased intangible assets, and long-lived assets. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

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

Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and support. The Company’s customer service agreements (CSA) allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year. Revenues from other services, such as standard installation and training, are recognized when services are performed.

The Company uses the residual method to recognize revenues when a customer agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately.

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

Marketable Securities

Short-term securities consist principally of corporate debt securities, commercial paper, auction rate securities, asset backed securities, and U.S. agencies with remaining time to maturity of two years or less. Auction rate securities are considered short-term marketable securities due to their reset feature which is seven, twenty eight or thirty five days. The Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. The Company considers all other marketable securities with remaining time to maturity less than two years to be short-term marketable securities. The short-term marketable securities are classified in the balance sheet as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the marketable securities until maturity. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other, net. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value of securities held on June 30, 2007 to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net of taxes. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, marketable securities, accounts payable, and other accrued liabilities approximate their fair value. The carrying amounts of the Company’s capital lease obligations, loans payable, preferred stock warrant liability, and other long-term liabilities approximate their fair value. The fair value of capital lease obligations and loans payable was estimated based on the current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The fair value of the preferred stock warrant liabilities was estimated using the Black-Scholes valuation model.

Concentrations of Credit Risk

The Company had three customers with a trade receivable balance of greater than 10% or greater of the total trade receivables balances as of June 30, 2007 and three customers with individual trade receivable balances of greater than 10% or greater of the total trade receivable balances as of December 31, 2006.

There were two customers, which individually were 10% or greater of the total net revenues for the three and six months ended June 30, 2007.

The Company had net revenues from four customers, which individually were greater than 10% of the total net revenues for the three months ended June 30, 2006, and from five customers which individually were greater than 10% of net revenues for the six months ended June 30, 2006.

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

Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. Through June 30, 2007, no impairment charges have been recorded.

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

Income Taxes, Penalties and Interest

Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred assets to the amount that is expected to be realized on a more-likely-than-not basis. At June 30, 2007 and December 31, 2006, the Company’s deferred tax assets net of valuation allowance were $0.6 million and $0.6 million, respectively. The Company charges interest and penalties related to income tax to income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. As of June 30, 2007, other comprehensive loss was composed of unrealized losses on marketable securities of approximately $8,000 and as of December 31, 2006 comprehensive income was composed of net unrealized gains on marketable securities of approximately $9,000.

Other Expense, Net

Other expense, net consists of interest income, net, foreign currency translation gains and losses, and expense resulting from fair value adjustments of redeemable convertible preferred stock warrants. During the six months ended June 30, 2007, a non-cash charge of $5.0 million was recorded as a result of a remeasurement of the redeemable convertible preferred stock warrant liabilities to the then current fair market value immediately prior to their conversion to common stock warrants. (See Note 8).

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

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment for FASB Statement No. 115” (SFAS 159), which permits companies to choose to measure a range of financial instruments and other items at fair value. The provisions of this statement apply only to those companies that elect the fair value option, and all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS 159 will have on the consolidated results of operations, financial position, and cash flows.

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

3. Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and June 30, 2007 was $1.3 million and $1.3 million, respectively. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for the three and six months ended June 30, 2007. It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, we do not expect the change to have a material impact on our financial position.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s benefit from income taxes did not change. As of June 30, 2007, the Company had no amount accrued for payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48. For the three and six months ended June 30, 2007 and 2006, the Company recognized no amounts of interest and penalties related to unrecognized tax benefits in its provision for income taxes.

The Company’s only major tax jurisdictions are the United States and Israel. The tax years 1998 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2004 through 2006 remain open and subject to examination by the appropriate governmental agencies in Israel.

4. Basic and Diluted Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,655	$(581)	$678	$(1,644)

Denominator:
Basic
Weighted average shares outstanding – basic	58,140	11,348	38,373	11,300
Diluted
Convertible preferred stock converted during the period	—	—	16,273	—
Employee stock options	12,222	—	11,574	—
Employee stock purchase plan shares	41	—	33	—
Warrants to purchase common stock	361	—	472	—

Weighted average shares outstanding—diluted	70,764	11,348	66,725	11,300

Net income (loss) per share: basic	$0.03	$(0.05)	$0.02	$(0.15)

Net income (loss) per share: diluted	$0.02	$(0.05)	$0.01	$(0.15)

As of June 30, 2007 and 2006, the Company had securities outstanding which could potentially dilute basic income (loss) per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities consist of the following (shares in thousands):

	As of June 30,
	2007	2006
Stock options outstanding	4,679	12,115
Redeemable convertible preferred stock	—	37,762
Warrants to purchase common stock	83	401
Warrants to purchase redeemable convertible preferred stock	—	402

5. Balance Sheet Data

Marketable Securities

Marketable securities include the following available-for-sale securities (in thousands):

	As of June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. agency debt securities	$8,478	$—	$(4)	$8,474
Corporate debt securities	15,467	3	(18)	15,452
Commercial paper	36,429	28	(17)	36,440
Auction rate securities	10,800	—	—	10,800
Asset backed securities	503	—	—	503

Total Marketable Securities	$71,677	$31	$(39)	$71,669

	As of December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$6,599	$—	$—	$6,599
Commercial paper	15,157	8	—	15,165
Asset backed securities	5,139	1	—	5,140

Total	$26,895	$9	$—	$26,904

Inventories

Inventories are comprised of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Raw materials, parts and supplies	$126	$904
Work-in-progress	544	1,059
Finished products	9,867	5,190

Total inventory	$10,537	$7,153

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net is comprised of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Computers, software and related equipment	$13,724	$11,128
Office furniture and fixtures	918	836
Engineering and other equipment	22,784	19,408
Leasehold improvements	2,537	2,049

	39,963	33,421
Less—accumulated depreciation	(24,651)	(20,633)

Total property and equipment, net	$15,312	$12,788

Goodwill and Other Intangible Assets, Net

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million at June 30, 2007 and December 31, 2006. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method and recorded over the intangible assets’ estimated useful lives of four to five years.

Other intangible assets, net are comprised of the following (in thousands):

	As of June 30, 2007			As of December 31, 2006
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patented products	$1,564	$(938)	$626	$1,564	$(782)	$782
Customer relationships	670	(402)	268	670	(335)	335
Trade names	503	(377)	126	503	(314)	189

Total intangible assets	$2,737	$(1,717)	$1,020	$2,737	$(1,431)	$1,306

The estimated future amortization expense of intangible assets as of June 30, 2007, is as follows (in thousands):

Six month period ending December 31, 2007	$286
The years ending December 31,
2008	510
2009	224

Total	$1,020

Other Non-current Assets

Other non-current assets consist of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Severance pay fund	$2,083	$1,771
Deferred tax assets	552	552
Restricted cash	1,015	245
Other	183	1,606

Total other non-current assets	$3,833	$4,174

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

On March 20, 2007, the closing date of the Company’s IPO, warrants to purchase 181,819 shares of series C preferred stock, with an exercise price of $2.64 per share, were converted to warrants to purchase 267,858 shares of common stock with an exercise price of $1.79 per share based on a conversion rate of approximately 1-for-1.47 shares of common stock. Warrants to purchase 160,330 shares of series E preferred stock with an exercise price of $4.37 per share were also converted to warrants to purchase 160,330 shares of common stock with an exercise price of $4.37 per share.

On March 20, 2007, and as a result of a cashless exercise, warrants to purchase 22,728 shares series C preferred stock with a conversion rate of approximately 1-for-1.47 were exchanged for 28,867 shares of common stock.

Accrued Warranty

Activity related to the product warranty is as follows (in thousands):

	Six months ended June 30, 2007	Year ended December 31, 2006
Balance at beginning of period	$4,136	$3,913
Warranty charged to cost of sales	1,831	2,715
Utilization of warranty	(1,442)	(2,344)
Other adjustments	119	(148)

Total accrued warranty	4,644	4,136
Less—accrued warranty, current portion	(3,588)	(3,241)

Accrued warranty, less current portion	$1,056	$895

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Foreign, franchise, and other income tax liabilities	$1,712	$4,752
Sales and use tax payable	1,220	1,340
Customer product trade-in provision	1,275	1,071
Accrued professional fees	520	1,261
Other	1,277	1,300

Total other current liabilities	$6,004	$9,724

6. Commitments and Contingencies

Commitments

As of June 30, 2007, future minimum lease payments due under operating leases with a remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Six month period ending December 31, 2007	$1,529
Years ending December 31,
2008	2,203
2009	1,711
2010	1,632
2011	1,637
2012	409

$9,121

As of June 30, 2007, the Company had two outstanding letters of credit for $0.6 million and $0.1 million with expiration dates in July 2007 and August 2007, respectively, related to certain operating leases. No amounts had been borrowed against the letters of credit as of June 30, 2007.

Legal Proceedings

On June 5, 2007, the Company filed suit against Imagine Communications, Inc in the U.S. District Court, District of Delaware, alleging infringement of certain U.S. Patents. These patents cover advanced video processing and bandwidth management techniques. The lawsuit seeks injunctive relief, along with damages for willful infringement.

The Company is subject to certain counterclaims and legal proceedings related to its lawsuit against Imagine Communications, Inc. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity, or results of operations.

7. Debt

Loans Payable

In August 2006, the Company signed a loan and security agreement with a third-party financial institution providing for a term loan of $10.0 million and a revolving line of credit of up to $20.0 million. The term loan accrued interest at prime (8.25% at December 31, 2006) plus one quarter of one percent and the advances on the revolving line of credit accrued interest at prime (8.25% at December 31, 2006). The agreement was secured by all the assets of the Company except for intellectual property rights. In March 2007, the Company repaid in full the outstanding balance of the term loan of $10.0 million. In April 2007, we repaid the remaining outstanding borrowings under our revolving credit facility of $2.0 million and terminated the credit facility.

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

Principal payments due for financings over the next three years are as follows (in thousands):

Six month period ending December 31, 2007	$260
Years ending December 31,
2008	270
2009	10
Less - amount representing imputed interest	(39)

Total principal payments due in future periods	$501

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

9. Stockholders’ Equity (Deficit)

Reverse Stock Split

In February 2007, the Board of Directors approved a reverse stock split of the Company’s outstanding shares of common stock and preferred stock and on February 15, 2007, subsequent to stockholder approval, the Company filed an amendment to its fourth amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of all of its class A and B common stock and all redeemable convertible preferred stock. All issued and outstanding shares of common stock, preferred stock, warrants and options for common and preferred stock, and per share amounts, except for per share par value, contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Initial Public Offering

On March 20, 2007, the Company completed an initial public offering of its common stock in which the Company sold and issued 7,500,000 shares of its common stock and selling stockholders sold 4,805,000 shares of the Company’s common stock, in each case at a public offering price of $13.00 per share. The Company raised a total of $97.5 million in gross proceeds from the IPO, or approximately $88.0 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of approximately $2.9 million.

Conversion of Class B Common Stock

On March 20, 2007, and upon the closing of the Company’s IPO, all outstanding shares of class B common stock automatically converted into 3,618,873 shares of common stock on a 1-for-1 share basis.

Common Stock Warrants

The Company had the following unexercised common stock warrants (in thousands, except per share data):

		As of June 30, 2007		As of December 31, 2006
Class	Expiration Date	Exercise Price Per Share	Shares Unexercised	Exercise Price Per Share	Shares Unexercised
Class A common	February 20, 2010	$1.79	268	—	—
Class A common	June 29, 2011	$4.37	160	—	—
Class B common	June 29, 2009	—	—	$4.37	401

On February 16, 2007, warrants to purchase 401,000 shares of class B common stock were exercised, with total proceeds of approximately $1.8 million paid to the Company.

Equity Incentive Plans

On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan). A total of 6,000,000 shares of common stock were reserved for future issuance under the 2007 Plan, which became effective on March 15, 2007. The Company no longer grants stock options under the 1999, 2001, and 2003 share option and incentive plans. Cancelled or forfeited stock option grants under those plans will be, and shares authorized but unissued as of March 15, 2007 under such plans were, added to the total amount of shares available for grants under the 2007 Plan up to a maximum of 20,005,559 shares.

The 2007 Plan allows the Company to award stock options (incentive and non-qualified), restricted stock, restricted stock units, and stock appreciation rights to employees, officers, directors and consultants of the Company. The exercise price of incentive stock options granted under the 2007 Plan to participants with less than 10% voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The exercise price of incentive stock options granted under the 2007 Plan to participants with 10% or more voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 110% of the fair market value of the Company’s common stock on the date of the grant. Options granted under the 2007 Plan are generally exercisable in installments vesting over a four-year period and have a maximum term of ten years from the date of grant. Incentive stock options granted to participants with 10% or more of the voting power of all classes of the Company’s common stock on the date of grant have a maximum term of five years from the date of grant.

Data pertaining to stock option activity under the plans during the six months ended June 30, 2007 is as follows (in thousands, except per share and period data):

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	16,020	$2.31	8.09	$55,194
Granted	1,811	$9.11
Exercised	(1,012)	$1.18
Canceled	(566)	$2.86

Outstanding at June 30, 2007	16,253	$3.12	7.42	$163,619

Vested and expected to vest	15,583		7.36	$158,009

Restricted Common Stock

On March 19, 2007, the Company awarded a restricted stock grant for 18,409 shares of common stock to an employee. The award will fully vest upon the earlier of (i) the announcement of the Company’s financial results for the third quarter of 2007, or (ii) the termination of the grantee’s employment with the Company. Stock-based compensation associated with the award was calculated by multiplying the fair market value of the common stock on the grant date by the number of shares awarded and will be amortized to expense on straight-line basis over the six month vesting period. The total amount of expense recognized during the three and six months ended June 30, 2007 related to the award was $119,490 and $135,246, respectively.

Restricted Stock Units

The 2007 Plan provides for grants of restricted stock units (RSUs) that generally vest over four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant. For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $133,282.

The following table summarizes the Company’s restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, December 31, 2006	—	$—	—	$—
Granted	291	18.95
Cancelled	—	—

Outstanding, June 30, 2007	291	$18.95	2.6	$3,818

Vested and expected to vest			2.6	$3,449

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of ESPP awards under SFAS 123(R). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for the ESPP is derived from historical volatilities of several unrelated companies within the communications equipment industry with a term equal to the term of the ESPP offering period. For the three and six months ended June 30, 2007, the company recorded stock-based compensation expense associated with its ESPP of $353,137.

The assumptions used to estimate the fair value of stock purchase rights granted under the Company’s ESPP for the three and six months ended June 30, 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility	55%	—%	55%	—%
Expected term	0.6 years	—	0.6 years	—
Risk-free interest	5.12%	—	5.12%	—
Expected dividends	$—	$—	$—	$—

Stock-based Compensation

The fair value of options granted was estimated on the date of grant using the Black-Scholes valuation model and the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility	84%	95%	84-91%	95-98%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest	4.75%	4.96%	4.62-4.75%	4.57-4.96%
Expected dividends	$—	$—	$—	$—

The Company allocated stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of net revenues	$426	$66	$699	$92
Research and development	1,058	181	1,731	306
Sales and marketing	1,037	123	2,189	180
General and administrative	427	122	741	198

Total stock-based compensation	$2,948	$492	$5,360	$776

As of June 30, 2007, and pursuant to the provisions SFAS 123R, there was $35.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of three years.

10. Segment Reporting

The Company reports as a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below.

Net revenues by geographical region are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
United States	$43,321	$31,115	$90,663	$57,697
Americas, excluding United States	335	1,783	726	2,565
Asia	6,425	595	9,397	2,743
Europe	4,382	4,515	6,511	7,553

	$54,463	$38,008	$107,297	$70,558

Net revenues are allocated to the geographical region based on the shipping destination of customer orders.

Product line disclosures are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Video products	$38,642	$24,674	$78,727	$42,384
Data products	7,619	7,571	13,190	17,835

	$46,261	$32,245	$91,917	$60,219

Long-lived assets (in thousands):

	As of June 30, 2007	As of December 31, 2006
United States	$9,894	$8,148
Israel	5,123	4,519
Other	295	121

	$15,312	$12,788

10. Subsequent Events

On July 25, 2007, the Company entered into a lease arrangement for an office space in Tel-Aviv, Israel. This lease is for a five year period which term commences in February 2008 with an option to renew the lease at the option of the Company for two additional lease terms of two and half years each.

The future minimum lease payments due under this lease for the lease term are as follows (in thousands):

Years Ending December 31,	Amounts
2008	$1,327
2009	1,447
2010	1,447
2011	1,447
2012	1,447
Thereafter	120

Total	$7,235

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our sales cycle for an initial customer purchase typically ranges from nine to eighteen months, but can be longer. This process generally involves several stages before we can recognize revenues on the sale of our products—the customer’s evaluation of its technology needs and architecture; our response to a request for proposal; the configuration of our products to work within our customer’s network architecture; and the testing of our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition depends on satisfying complex customer acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Several of these stages are substantially outside of our control, and as a result, cause our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a more compressed sales cycle.

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

Significant events during the three and six months ended June 30, 2007 included the following:

•

Total net revenues increased 43.3% to $54.5 million in the three months ended June 30, 2007 from $38.0 million in the three months ended June 30, 2006. In the six months ended June 30, 2007 total net revenues increased 52.1% to $107.3 million from $70.6 million in the six months ended June 30, 2006.

•

In the three months ended June 30, 2007, 79.5% of our net revenues were from customers in the United States compared to 81.9% of net revenues in the three months ended June 30, 2006. In the six months ended June 30, 2007, 84.5% of our net revenues were from customers in the United States compared to 81.8% in the six months ended June 30, 2006. In addition, our top five customers accounted for 73.3% in the three months ended June 30, 2007 of our net revenues compared to 72.1% in the three months ended June 30, 2006. In the six months ended June 30, 2007, our top five customers accounted for 77.4% of our net revenues compared to 71.8% in the six months ended June 30, 2006. In the three and six months ended June 30, 2007, Time Warner Cable and Verizon each represented 10% or more of our net revenues. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

•

Gross margin for the three months ended June 30, 2007 was 53.4% compared to 48.7% in the three months ended June 30, 2006. In the six months ended June 30, 2007 gross margin was 55.4% compared to 49.8% in the six months ended June 30, 2006.

•

Net income for the three months ended June 30, 2007 was $1.7 million compared to a net loss of $0.6 million in the same period in 2006. The net income for the three months ended June 30, 2007 included a stock-based compensation expense of $2.9 million and amortization of intangibles of $0.1 million. In the six months ended June 30, 2007 net income was $0.7 million compared to a net loss of $1.6 million in the year ago period. The net income for the six months ended June 30, 2007 included a non-cash charge of $5.0 million related to the fair value of convertible preferred stock warrants, stock-based compensation expense of $5.4 million and amortization of intangibles of $0.3 million.

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

We use the residual method, as allowed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and any remaining amount provided for under the contract is recognized. When the undelivered element is customer support and maintenance, that portion of the revenue is recognized ratably over the term of the customer support arrangement, and the remaining revenue associated with the arrangement is recognized when all the other criteria of SOP 97-2 are satisfied. We have established VSOE of the fair value of our customer support and maintenance and other services based upon the normal pricing and discounting practices for those services when sold separately and based on the prices at which our customers have renewed their customer support and maintenance arrangements. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. For example, in situations where we sell a product which includes a commitment for delivery of a future specified software feature or functionality, we defer revenue recognition for the entire arrangement until the specified software feature or functionality is delivered.

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

Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock

We accounted for warrants to purchase redeemable convertible preferred stock pursuant to the Financial Accounting Standards Board Staff Position, or FSP, No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable”, or FSP 150-5, which required us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying redeemable convertible preferred stock. These estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, were highly subjective.

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

Impairment of Intangible and Other Long-lived Assets

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

Accounting for Income Taxes

We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance as of June 30, 2007 against certain deferred tax assets, because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain these valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions. The requirements of FIN 48 are explained in more detail above at Note 3 of the Notes to Condensed Consolidated Financial Statements. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained position that is more likely than not to be realized. We have evaluated each of our tax positions based on all available evidence as of January 1, 2007 upon adoption of FIN 48 and as of June 30, 2007. Based on this evaluation, we have identified the tax positions we believe to be uncertain and the amounts we believe are more likely than not to be realized for such positions, which resulted in identification of $1.3 million of uncertain tax benefits that were not recognized as of both January 1, 2007 and June 30, 2007. These uncertain tax benefits related to tax positions attributable to deferred tax assets that are currently subject to a full valuation allowance and resulted in no cumulative adjustment to retained earnings upon adoption and no effect on taxable income for the three months ended June 30, 2007. It is our policy to include interest and penalties related to unrecognized tax benefits within our benefit from income taxes. It is our judgment that no interest or penalties related to unrecognized tax benefits should be recognized as of adoption on January 1, 2007 or as of June 30, 2007. We will continue to evaluate our conclusions for purposes of applying FIN 48 on an ongoing basis and should the available evidence change, our prior conclusions could be materially impacted. It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, we do not expect the change to have a material impact on our financial position.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of total net revenues:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues:
Products	84.9%	84.8%	85.7%	85.3%
Services	15.1%	15.2%	14.3%	14.7%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
Products	40.0%	45.3%	38.1%	44.1%
Services	6.6%	6.0%	6.5%	6.1%

Total cost of net revenues	46.6%	51.3%	44.6%	50.2%

Gross profit:
Products	44.9%	39.5%	47.6%	41.2%
Services	8.5%	9.2%	7.8%	8.6%

Total gross profit	53.4%	48.7%	55.4%	49.8%

Operating expenses:
Research and development	25.1%	23.6%	24.9%	24.5%
Sales and marketing	20.4%	18.8%	20.0%	19.7%
General and administrative	7.5%	6.8%	7.1%	7.3%
Amortization of intangibles	0.3%	0.4%	0.3%	0.4%

Total operating expenses	53.3%	49.6%	52.3%	51.9%
Operating income (loss)	0.1%	(0.9)%	3.1%	(2.1)%
Other income (expense), net	3.6%	(1.0)%	(2.4)%	(0.8)%

Net income (loss) before provision for (benefit from) income taxes	3.7%	(1.9)%	0.7%	(2.9)%
Provision for (benefit from) income taxes	0.7%	(0.4)%	0.1%	(0.6)%

Net Income (loss)	3.0%	(1.5)%	0.6%	(2.3)%

Net Revenues. Total net revenues increased 43.3% to $54.5 million for the three months ended June 30, 2007 from $38.0 million in the three months ended June 30, 2006. In the six months ended June 30, 2007, total net revenues increased to $107.3 million from $70.6 million, an increase of $36.7 million, or 52.1% compared to the six months ended June 30, 2006.

Product Revenues. Product revenues for the three months ended June 30, 2007 were $46.3 million compared to $32.2 million in the three months ended June 30, 2006, an increase of $14.1 million, or 43.5%. This increase was primarily due to a $14.0 million increase in revenues from our Video products. Video product revenues increased significantly during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to growth in TelcoTV product application revenues, and to a lesser extent, other Video product application revenues that were previously deferred. At the end of 2006, approximately $5.1 million in product revenues from customers in China were deferred because revenue recognition criteria were not met. Following the satisfaction of revenue recognition criteria, the $4.8 million of product revenues was recognized in the three months ended June 30, 2007.

Product revenues for the six months ended June 30, 2007 were $91.9 million compared to $60.2 million in the six months ended June 30, 2006, an increase of $31.7 million, or 52.6%. This increase was primarily due to a $36.3 million increase in revenues from our Video products, offset by a $4.6 million decrease in revenues from our Data products. Video product revenues increased significantly during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to growth in TelcoTV and Switched Broadcast product application revenues. Recognition of other Video product application revenues in China also contributed to the increased product revenues in the six months ended June 30, 2007. The decrease in revenues from Data products during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was related to the transition to our new modular CMTS product application, which was not commercially available as of June 30, 2006 and, consequently, for which revenue recognition has been delayed, and also due to a reduction in incremental orders from existing customers compared to the same period in 2006.

Services Revenues. Services revenues for the three months ended June 30, 2007 were $8.2 million compared to $5.8 million in the three months ended June 30, 2006, an increase of $2.4 million, or 42.3%. The increase was primarily due to additional customer support and maintenance revenues earned on a larger installed base of products and, to a lesser extent, revenues related to service renewals with retroactive coverage dates.

In the six months ended June 30, 2007, total services revenues increased to $15.4 million from $10.3 million, an increase of $5.1 million, or 48.8%, compared to the six months ended June 30, 2006. The increase was primarily due to greater customer support and maintenance revenues earned on a larger installed base of products and to installation services revenues associated with completion of field deployment of our products during the period. Installation revenues increased $1.0 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Gross Profit/Gross Margin. Gross profit for the three months ended June 30, 2007 was $29.1 million compared to $18.5 million for the three months ended June 30, 2006, an increase of $10.6 million, or 57.2%. Gross margin increased to 53.4% in the three months ended June 30, 2007 compared to 48.7% in the three months ended June 30, 2006.

Gross profit for the six months ended June 30, 2007 was $59.5 million compared to $35.2 million for the six months ended June 30, 2006, an increase of $24.3 million, or 69.2%. Gross margin increased to 55.4% in the six months ended June 30, 2007 compared to 49.8% in the six months ended June 30, 2006.

Product Gross Margin. Product gross margin for the three months ended June 30, 2007 was 53.0% compared to 46.6% for the three months ended June 30, 2006. This increase was due primarily to a mix shift towards more revenues from our Video products, which have relatively higher gross margins compared to our Data products, and a mix shift towards software sales, which generally have higher gross margins than hardware sales. Product gross margin for the three months ended June 30, 2007 and 2006 include stock compensation of $0.3 million and $0.1 million, respectively.

Product gross margin for the six months ended June 30, 2007 was 55.6% compared to 48.3% for the six months ended June 30, 2006. This increase was due primarily to a mix shift towards more revenues from our Video products, which have relatively higher gross margins compared to our Data products, and a mix shift towards software sales, which generally have higher gross margins than hardware sales. During the six months ended June 30, 2007, product gross margins also increased due to improvements in manufacturing overhead utilization when compared to the six months ended June 30, 2006. Product gross margin for the six months ended June 30, 2007 and 2006 include stock compensation of $0.4 million and $0.1 million, respectively.

Services Gross Margin. Services gross margin for the three months ended June 30, 2007 was 56.0% compared to 60.4% for the three months ended June 30, 2006. This decrease was primarily related to a planned increase in services organization headcount to support our current and future customer installed base. This increase in services cost was not sufficiently offset by increased service revenues during the period and therefore resulted in a decrease in services gross margin. We expect this trend in services gross margin to continue as we build a support infrastructure in advance of customer deployment activity. The decrease in services gross margin was also attributable to a $0.2 million stock compensation expense increase in the three months ended June 30, 2007, when compared to the three months ended June 30, 2006.

Services gross margin for the six months ended June 30, 2007 was 54.6% compared to 58.4% in the six months ended June 30, 2006. This decrease was primarily related to a planned increase in services organization headcount to support our current and future customer installed base. This increase in services cost was not offset by service revenues during the period. In addition, an increasing portion of our installed base is on standard support, which is offered at a lower price. Also, in the six months ended June 30, 2007, installation and training revenues, which have relatively lower gross margins than our customer support services, constituted a higher portion of services revenues when compared to the six months ended June 30, 2006. The decrease in services gross margin was also attributable to a $0.3 million stock compensation expense increase in the six months ended June 30, 2007, when compared to the three months ended June 30, 2006.

Operating Expenses

Research and Development. Research and development expense was $13.7 million for the three months ended June 30, 2007, or 25.1% of net revenues, compared to $9.0 million in the three months ended June 30, 2006, or 23.6% of net revenues. Research and development expense includes stock-based compensation of $1.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. In the six months ended June 30, 2007, research and development expense was $26.8 million, or 24.9% of net revenues, compared to $17.3 million, or 24.5% when compared to the same period a year ago. Research and development expense includes stock-based compensation of $1.7 million and $0.3 million in the six months ended June 30, 2007 and 2006, respectively. The three and six month increases were primarily due to increases in compensation costs of $3.3 million and $6.5 million, respectively, due to increases in employee headcount and, to a lesser extent, to increases in infrastructure costs to support our growth, including facilities, information technology systems, travel and entertainment, and depreciation.

Sales and Marketing. Sales and marketing expense was $11.1 million for the three months ended June 30, 2007, or 20.4% of net revenues compared to $7.2 million, in the three months ended June 30, 2006, or 18.8% of net revenues. The increase of $3.9 million was due primarily to increased compensation expenses as a result of increased headcount in support of our overall growth. To a lesser extent, marketing related activities, such as tradeshows and other public relations forums, have contributed to the increase in sales and marketing expense in the three months ended June 30, 2007 compared to the same period a year ago. In the six months ended June 30, 2007, sales and marketing expense increased to $21.4 million, or 20.0% of net revenues, from $13.9 million, or 19.7% of net revenues in the six months ended June 30, 2006. The increase of $7.5 million was due primarily to increased compensation and commission expenses and to a lesser extent by travel expenses. Sales and marketing expense includes stock-based compensation of $1.0 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively and $2.2 million and $0.2 million in the six month period ended June 30, 2007 and 2006, respectively.

General and Administrative. General and administrative expense was $4.1 million for the three months ended June 30, 2007, or 7.5% of net revenues compared to $2.6 million, for the three months ended June 30, 2006, or 6.8% of net revenues. General and administrative expense includes stock-based compensation of $0.4 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively. In the six months ended June 30, 2007 general and administrative expense was $7.6 million, or 7.1% of net revenues compared to $5.1 million, for the six months ended June 30, 2006, or 7.3% of net revenues. General and administrative expense includes stock-based compensation of $0.7 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. The three and six month increase was due primarily to an increase in compensation expenses as a result of increases in general and administrative headcount and to a lesser extent due to increased infrastructure costs which support the overall company growth.

Other Income (Expense), Net

In the three months ended June 30, 2007, other income (expense), net increased to an income of $2.0 million from an expense of $0.4 million in the three months ended June 30, 2006. Included in other expense in the three months ended June 30, 2007 and 2006 is interest expense of $0.3 million and $0.5 million, respectively, and interest income of $2.2 million and $0.3 million, respectively. The increased interest income in the three months ended June 30, 2007 is the result of our initial public offering which has substantially increased cash, cash equivalent and marketable securities balances. The cash raised during the initial public offering also allowed the repayment of outstanding borrowings which resulted in a decrease in interest expense in the three months ended June 30, 2007 compared to the same period in 2006. In the six months ended June 30, 2007, other income (expense), net increased to an expense of $2.6 million from an expense of $0.6 million in the six months ended June 30, 2006. The net increase includes approximately $5.0 million in fair value adjustments of our preferred stock warrants under FSP 150-5. As a result of our initial public offering, all outstanding preferred warrants subject to FSP 150-5 have been either terminated or became warrants to purchase common stock and, as a consequence, will not be subject to fair value adjustments in future periods. Also, included in other income (expense), net, in the six months ended June 30, 2007 and 2006 is interest expense of $0.6 million and $0.8 million, respectively, and interest income of $3.0 million and $0.5 million, respectively. The increased interest income in the six months ended June 30, 2007 is the result of our initial public offering which has substantially increased cash, cash equivalent and marketable securities balances. The cash raised during the initial public offering also allowed the repayment of outstanding borrowings which resulted in a decrease in interest expense in the six months ended June 30, 2007 compared to the same period in 2006.

Provision for Taxes

In the three months ended June 30, 2007, the provision for income taxes increased to $0.4 million compared to a benefit of $0.1 million for three months ended June 30, 2006. The tax rate in the three months ended June 30, 2007 remained relatively constant with the tax rate in the three months ended June 30, 2006 at 19%.

Liquidity and Capital Resources

At June 30, 2007, our cash and cash equivalents and short-term marketable securities totaled $148.5 million.

Operating Activities

Our operating activities generated cash in the amount of $13.6 million for the six months ended June 30, 2007. Cash generated was primarily a result of cash collections on trade receivables of $8.6 million and net income after deducting non-cash expenses of $14.9 million of which stock-based compensation, revaluation of preferred stock warrants, and depreciation contributed $5.4 million, $5.0 million, and $4.0 million, respectively. Cash generated from these activities were offset in part by decreases in accounts payable and deferred revenue of $5.3 million and $2.1 million, respectively, and an increase in inventories of $3.4 million.

Investing Activities

Our investing activities used cash of $52.3 million in the six months ended June 30, 2007, primarily from net purchases of marketable securities of $44.8 million and the purchase of property and equipment of $6.7 million to support the growth in our business. These capital expenditures consisted primarily of computer and test equipment and software purchases.

Financing Activities

Our financing activities provided cash of $77.0 million in the six months ended June 30, 2007, primarily due to net public offering proceeds of approximately $88.0 million from the sale of 7.5 million shares of common stock in our initial public offering and to a lesser extent from proceeds of $3.0 million received from the exercise of options and warrants to purchase our common stock, offset in part by the repayment of borrowings of $14 million.

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

Contractual Obligations

The following summaries the contractual obligations as of June 30, 2007:

	Payments Due by Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years
Operating leases	$9,121	$1,529	$5,546	$2,046
Financing obligations	540	260	280	—
Less—interest payments	(39)	(20)	(19)	—

Total	$9,622	$1,769	$5,807	$2,046

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements in this form 10-Q for recent accounting pronouncements that could affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling $148.5 million as of June 30, 2007. To minimize risk, we maintain our portfolio of cash, and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non-government debt securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. The unrestricted cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended June 30, 2007, our interest income would have declined approximately $0.2 million assuming consistent investment levels.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 – Commitments and Contingencies.” From time to time, we are engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

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

Historically, a large portion of our sales have been to a limited number of customers. Sales to our five largest customers accounted for approximately 73.3% of our net revenues in the three months ended June 30, 2007 compared to 72.1% in the three months ended June 30, 2006. In the six months ended June 30, 2007, our top five customers accounted for 77.4% of our net revenues compared to 71.8% in the six months ended June 30, 2006. In the three months and six months ended June 30, 2007, Time Warner Cable and Verizon each represented 10% or more of our net revenues. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. In addition, as the consolidation of ownership of cable operators and telephone companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation and customer concentration due to the significant capital costs of constructing video, voice and data networks and for other reasons. For example, Adelphia, formerly the fifth largest cable company in the United States, which accounted for 5.9% of our net revenue in the three months ended June 30, 2006, was sold in 2006 to Comcast and Time Warner Cable, the two largest U.S. cable operators. Further business combinations may occur in our customer base which will result in increased purchasing leverage by these customers over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.

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

We have been unable to achieve sustained profitability, which could adversely affect the price of our stock.

To date, we have experienced significant operating losses. Although we were profitable in the three months ended June 30, 2007, we have not achieved sustained profitability. For example, we were unprofitable for the three months ended March 31, 2007. Our failure to achieve sustained profitability would adversely impact our long-term business and may not meet the expectations of the investment community in the future, which could have a material adverse impact on our stock price.

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

In connection with our implementation, in the third quarter of 2006, of more stringent controls related to contracts for providing customer support, we discovered that certain end users in China maintained that they were entitled to Company-provided support, while our contracts with these customers did not provide for customer support. In response, the Audit Committee of our Board of Directors conducted an independent investigation of the matter, employing independent counsel and an independent accounting firm. The investigation, which was completed in December 2006, found numerous instances in which resellers of our product applications in China, with the understanding and approval of our China personnel, agreed to provide technical support, extended warranty terms and potentially other undefined terms without proper documentation and without communicating these arrangements to our legal and finance departments. As a result, we were required to defer revenues from some customers in China.

Approximately $5.1 million of the deferred revenue was recognized in the current quarter upon satisfaction of the elements of the revenue recognition criteria.

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

The markets in which we compete are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. Our product development efforts require substantial research and development expense. Research and development expense in the three months ended June 30, 2007 was $13.7 million and in the three months ended June 30, 2006 was $9.0 million. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

The markets for selling network-based hardware and software products to service providers are extremely competitive and have been characterized by rapid technological change. In the CMTS market, we compete principally with Cisco Systems, Motorola and Arris. In the video market, we compete broadly with system suppliers including Harmonic, Motorola, Scientific Atlanta (a division of Cisco Systems), SeaChange International, Tandberg Television (a division of Ericsson), Terayon Communication Systems (a division of Motorola) and a number of smaller companies. We may not be able to compete successfully in the future, which may harm our business.

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

International sales represented $11.1 million of our net revenues for the three months ended June 30, 2007 and $6.9 million of our net revenues for the three months ended June 30, 2006. We intend to continue expanding into international markets. We are currently expanding our indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts whether because they are unable to provide support or otherwise, we maybe unable to grow or sustain our revenue in international markets.

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

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of June 30, 2007, we had approximately 200 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the recent hostilities in Lebanon, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to recruit qualified personnel in Israel.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

2007 Annual Incentive Compensation Program
Amir Bassan-Eskenazi, President and Chief Executive Officer of BigBand Networks, Inc.

8/8/07	Base Salary: Bonus % Potential: Bonus Dollars:	$325,000 100% $325,000

	2007 Officer Bonus Goal	% Goal Weighting	Goal $ Value

1) Achieve customer satisfaction goal		33%	$108,333
2) Achieve specified product release schedule goal		33%	$108,333
3) Achieve milestones goal with specified customer		33%	$108,334

Total		100%	$325,000

2007 Annual Incentive Compensation Program
Frederick Ball, Senior Vice President and Chief Financial Officer of BigBand Networks, Inc.

8/8/07	Base Salary: Bonus % Potential: Bonus Dollars:	$280,000 50% $140,000

	2007 Officer Bonus Goal	% Goal Weighting	Goal $ Value

1) Develop 2008 operating plan		40%	$56,000
2) Achieve infrastructure goal with respect to Tel Aviv operations		20%	$28,000
3) Achieve business development goal		40%	$56,000

Total		100%	$140,000

2007 Annual Incentive Compensation Program
Ran Oz, Executive Vice President and Chief Technology Officer of BigBand Networks, Inc.

8/8/07	Base Salary: Bonus % Potential: Bonus Dollars:	$225,000 40% $90,000

	2007 Officer Bonus Goal	% Goal Weighting	Goal $ Value

1) Develop specified 2008 product strategy development goals		45%	$40,500
3) Achieve R&D proof of concept/prototyping goal		25%	$22,500
4) Achieve specified product strategy development goal		10%	$9,000
5) Achieve ecosystem strategy development goal		20%	$18,000

Total		100%	$90,000

2007 Annual Incentive Compensation Program
Robert Horton, Vice President and General Counsel of BigBand Networks, Inc.

8/8/07	Base Salary: Bonus % Potential: Bonus Dollars:	$215,000 40% $86,000

	2007 Officer Bonus Goal	% Goal Weighting	Goal $ Value

1) Implementation of 10b5-1 program		20%	$17,200
2) Achieve departmental performance/responsiveness metrics goal		30%	$25,800
3) Achieve in-bound contracting process goal		30%	$25,800
4) Achieve specified goal with respect to the company’s insider trading policy		20%	$17,200

Total		100%	$86,000

2007 Annual Incentive Compensation Program
John Connelly, Executive Vice President of Marketing and Business Development of BigBand Networks, Inc.

8/8/07	Base Salary: Bonus % Potential: Bonus Dollars:	$200,000 40% $80,000

	2007 Officer Bonus Goal	% Goal Weighting	Goal $ Value

1) Achieve 2007 direct marketing campaigns goal		20%	$16,000
2) Achieve corporate re-branding and marketing campaign goal		25%	$20,000
3) Achieve long-term marketing plan goal		15%	$12,000
3) Achieve services marketing bookings goal		20%	$16,000
4) Achieve TL-9000 compliance goal		20%	$16,000

Total		100%	$80,000

ITEM 6.	EXHIBITS

(a) Exhibits

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.6A	Form of Option Agreement (U.S.)

10.6B	Form of Option Agreement (non-U.S.)

10.6C	Form of Restricted Stock Unit Agreement (U.S.)

10.6D	Form of Restricted Stock Unit Agreement (non-U.S.)

10.6E	2007 Equity Incentive Plan Sub-Plan for Israeli Employees

10.6F	Form of Israeli Sub-Plan Option Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

The certifications attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2007

BigBand Networks, Inc.

By:	/s/ Robert Horton

Robert Horton, Vice President and General Counsel (Duly authorized signatory)

Exhibit Index

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.6A	Form of Option Agreement (U.S.)

10.6B	Form of Option Agreement (non-U.S.)

10.6C	Form of Restricted Stock Unit Agreement (U.S.)

10.6D	Form of Restricted Stock Unit Agreement (non-U.S.)

10.6E	2007 Equity Incentive Plan Sub-Plan for Israeli Employees

10.6F	Form of Israeli Sub-Plan Option Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

The certifications attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.