Form 10-Q
period 2007-09-30
BigBand Networks, Inc.
filed 2007-11-14
CIK 1381325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, 60,480,934 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2007

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

BigBand Networks, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	As of September 30, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$56,080	$38,570
Marketable securities	84,699	26,904
Trade receivables, net of allowance for doubtful accounts of $103 and $152 at September 30, 2007 and December 31, 2006, respectively	38,954	33,988
Inventories	7,004	7,153
Prepaid expenses and other current assets	4,810	2,511

Total current assets	191,547	109,126
Property and equipment, net	14,514	12,788
Goodwill and other intangible assets, net	2,533	2,962
Other non-current assets	5,209	4,174

Total assets	$213,803	$129,050

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of loans payable and capital lease obligations	$265	$5,937
Preferred stock warrant liabilities	—	3,152
Accrued compensation and related benefits	7,504	7,354
Accounts payable	15,601	15,109
Current portion of deferred revenues, net	39,408	39,553
Accrued warranty	2,831	3,241
Other current liabilities	6,581	9,724

Total current liabilities	72,190	84,070
Deferred revenues, net, less current portion	18,816	11,049
Loans payable and capital lease obligations, less current portion	246	8,599
Accrued warranty, less current portion	1,282	895
Accrued long-term severance pay fund	2,886	2,744
Commitments
Redeemable convertible preferred stock	—	117,307
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 and 176,422 shares authorized and designated at September 30, 2007, and December 31, 2006, respectively, zero and 29,439 shares outstanding September 30, 2007 and December 31, 2006.	—	—
Common stock, $0.001 par value, 250,000 and 335,000 shares authorized at September 30, 2007 and December 31, 2006, respectively.	—	—
Class A common stock, 250,000 and 300,000 shares designated at September 30, 2007 and December 31, 2006; 59,431 and 8,241 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	59	8
Class B common stock, nonvoting, zero and 35,000 shares designated at September 30, 2007 and December 31, 2006, respectively, zero and 3,619 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	4
Additional paid-in capital	241,475	17,063
Deferred stock-based compensation	(421)	(1,405)
Accumulated other comprehensive income	130	9
Accumulated deficit	(122,860)	(111,293)

Total stockholders’ equity (deficit)	118,383	(95,614)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$213,803	$129,050

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Operations

(In thousands, expect per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Products	$29,942	$37,094	$121,858	$97,313
Services	8,608	5,970	23,988	16,309

Total net revenues	38,550	43,064	145,846	113,622
Cost of net revenues:
Products	21,284	18,382	62,113	49,486
Services	3,569	2,393	10,549	6,689

Total cost of net revenues	24,853	20,775	72,662	56,175

Gross profit	13,697	22,289	73,184	57,447

Operating expenses:
Research and development	12,869	9,316	39,619	26,600
Sales and marketing	9,907	7,045	31,335	20,965
General and administrative	3,668	2,922	11,305	8,048
Amortization of intangible assets	143	143	429	429

Total operating expenses	26,587	19,426	82,688	56,042

Operating income (loss)	(12,890)	2,863	(9,504)	1,405
Other income (expense), net:
Interest income	1,874	387	4,913	849
Interest expense	(10)	(444)	(619)	(1,348)
Other expense, net	(426)	(847)	(5,422)	(989)

Net income (loss) before provision for (benefit from) income taxes	(11,452)	1,959	(10,632)	(83)
Provision for (benefit from) income taxes	793	381	935	(17)

Net income (loss)	$(12,245)	$1,578	$(11,567)	$(66)

Net income (loss) per share—basic	$(0.21)	$0.14	$(0.26)	$(0.01)

Net income (loss) per share—diluted	$(0.21)	$0.03	$(0.26)	$(0.01)

Weighted average shares used in computing net income (loss) per share
—basic	58,821	11,425	45,087	11,347

—diluted	58,821	57,322	45,087	11,347

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net loss	$(11,567)	$(66)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of property and equipment	7,761	4,459
Amortization of intangible assets	429	429
Gain on sale of investment	—	(592)
Amortization of debt issuance costs	—	431
Increase in accrued imputed interest on loan	31	—
Loss on disposal of property and equipment	150	72
Revaluation of preferred stock warrant liabilities	4,974	1,397
Stock-based compensation	8,521	1,296
Change in operating assets and liabilities:
Increase in trade receivables	(4,966)	(21,201)
Decrease in inventories	149	9,746
Increase in prepaid expenses and other current assets	(2,299)	(143)
Increase in other noncurrent assets	(535)	(384)
Increase (decrease) in accounts payable	492	(1,098)
Increase (decrease) in accrued and other liabilities	(2,875)	3,325
Increase in deferred revenues	7,622	21,075

Net cash provided by operating activities	7,887	18,746

Investing activities:
Purchase of marketable securities	(127,494)	(21,419)
Proceeds from maturities or sale of marketable securities	69,820	18,427
Proceeds from sale of other investments	—	592
Purchase of property and equipment	(9,678)	(6,706)
Proceeds from sale of property and equipment	40	—
Increase (decrease) in restricted cash	(500)	90

Net cash used in investing activities	(67,812)	(9,016)

Financing activities:
Proceeds from loans payable	—	16,800
Principal payments on loans and capital lease obligations	(14,056)	(14,182)
Proceeds from exercise of warrants	1,822	—
Proceeds from initial public offering, net of issuance costs	87,761	—
Proceeds from the exercise of stock options	1,908	400

Net cash provided by financing activities	77,435	3,018

Net increase in cash and cash equivalents	17,510	12,748
Cash and cash equivalents at beginning of period	38,570	17,366

Cash and cash equivalents at end of period	$56,080	$30,114

See accompanying notes.

BigBand Networks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

BigBand Networks, Inc. (BigBand or the Company), headquartered in Redwood City, California, was incorporated on December 3, 1998, under the laws of the state of Delaware and commenced operations in January 1999. BigBand develops, markets and sells network-based hardware and software platforms that enable cable operators and telecommunications providers to deploy advanced video services and more effective video advertising.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, are unaudited. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements included in the Company’s final Prospectus, related to the Company’s initial public offering (IPO) of its common stock. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such final Prospectus dated March 14, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Not all financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, valuation of inventories, valuation of stock-based awards, provision for warranty claims, the allowance for doubtful accounts, valuation of goodwill and other purchased intangible assets, and long-lived assets. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. During the three months ended September 30, 2007, this review indicated that the actual useful lives of certain fixed assets related to the Company’s cable modem termination system (CMTS) platform were shorter than the previously estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result of the Company’s planned retirement of the CMTS product platform (see Note 11), the Company changed its estimates of the useful lives of these assets to better reflect the estimated periods during which these assets will remain in service. These changes resulted in an additional $0.8 million charge to depreciation expense for the three and nine months ended September 30, 2007, and an increase in basic and diluted loss per share of $0.01 and $0.02 for the three and nine month ended September 30, 2007, respectively.

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

Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and support. The Company’s customer service agreements (CSA) allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but can extend to five (5) years for our telephone company customers. Revenues from other services, such as standard installation and training, are recognized when services are performed.

The Company uses the residual method to recognize revenues when a customer agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is customer support and there is no evidence of fair value for this support, revenue for the entire arrangement is bundled and revenue is recognized ratably over the service period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately.

Fees are typically considered to be fixed or determinable at the inception of an arrangement based on specific products and quantities to be delivered. In the event payment terms are greater than 180 days, the fees are deemed not to be fixed or determinable and revenues are recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

Deferred revenues consist primarily of deferred product revenues, net of the associated costs, and deferred customer support service fees. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment or when the Company does not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of sales. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

Cash and Cash Equivalents

The Company holds its cash and cash equivalents in checking, money market, and investment accounts with high credit quality financial instruments. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities consist principally of corporate debt securities, commercial paper, auction rate securities, asset backed securities, and U.S. agencies with remaining time to maturity of two years or less. Auction rate securities are considered short-term marketable securities due to their reset feature which is seven, twenty eight or thirty five days. The Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. The Company considers all other marketable securities with remaining time to maturity less than two years to be short-term marketable securities. The short-term marketable securities are classified in the balance sheet as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the marketable securities until maturity. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other, net. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value of securities held on September 30, 2007 to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net of taxes. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, marketable securities, accounts payable, and other accrued liabilities approximate their fair value. The carrying amounts of the Company’s capital lease obligations, loans payable, preferred stock warrant liability, and other long-term liabilities approximate their fair value. The fair value of capital lease obligations and loans payable was estimated based on the current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The fair value of the preferred stock warrant liabilities was estimated using the Black-Scholes valuation model. The fair value of derivatives designated as cash flow hedges is determined based on the market value of the derivative or of a comparable derivative with substantially similar terms.

Concentration of Credit Risk and Significant Customers

The Company had two customers with a trade receivable balance of greater than 10% of the total trade receivables balances as of September 30, 2007 and three customers with individual trade receivable balances of greater than 10% of the total trade receivable balances as of December 31, 2006.

The Company recognized net revenues from three customers, which individually were 10% or greater of the total net revenues for the three and nine months ended September 30, 2007.

The Company recognized net revenues from three customers, which individually were 10% or greater of the total net revenues for the three months ended September 30, 2006, and from four customers which individually were 10% or greater of the total net revenues for the nine months ended September 30, 2006.

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

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. Through September 30, 2007, no impairment charges have been recorded.

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

Income Taxes, Penalties and Interest

Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based whether such assets are more likely than not to be realized. At both September 30, 2007 and December 31, 2006, the Company’s deferred tax assets net of valuation allowance was $0.6 million. The Company charges interest and penalties related to income tax to income tax expense.

Hedging Instruments

The Company has sales, expenses, assets and liabilities denominated in currencies other than the U.S. dollar and subject to foreign currency risks, primarily related to expenses denominated in the New Israeli Shekel. Beginning in the three months ended September 30, 2007, the Company established a foreign currency risk management program. The objective of the program is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. The Company’s practice is to use foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts to reduce its exposure to foreign currency exchange rate fluctuations.

The Company has designated its derivative instruments entered into under the program for forecasted transactions as hedging instruments, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For these derivatives, the after-tax gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and is reclassified into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of income as the impact of the hedged transaction. The effectiveness for derivatives with hedge accounting designation treated as cash flow hedges is generally measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of an option instrument representing the hedged risks in the hedged item. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows. Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. The maturity of these instruments will occur within 12 months. The Company does not use derivatives for speculative or trading purposes.

Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from results of operations. As of September 30, 2007, accumulated other comprehensive income was composed of net unrealized gains on marketable securities of $121,000 and unrealized gains on derivatives designated as cash flow hedges of approximately $9,000. As of December 31, 2006 accumulated comprehensive income was composed of net unrealized gains on marketable securities of approximately $9,000.

Other Expense, Net

Other expense, net consists of foreign currency translation gains and losses, and expense resulting from fair value adjustments of redeemable convertible preferred stock warrants. During the nine months ended September 30, 2007, a non-cash charge of $5.0 million was recorded as a result of a remeasurement of the redeemable convertible preferred stock warrant liabilities to the then current fair market value immediately prior to their conversion to common stock warrants. (See Note 8).

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

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment for FASB Statement No. 115” (SFAS 159), which permits companies to choose to measure a range of financial instruments and other items at fair value. The provisions of this statement apply only to those companies that elect the fair value option, and all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS 159 will have on its consolidated results of operations, financial position, and cash flows.

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

3. Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. The Company’s total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and September 30, 2007 was $1.3 million and $1.3 million, respectively. For the three and nine months ended September 30, 2007, there were no material changes to the amount of unrecognized tax benefits from any tax positions. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for the three and nine months ended September 30, 2007. It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not expect the change to have a material impact on its financial position.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s benefit from income taxes did not change. As of September 30, 2007, the Company had no amount accrued for payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48. For the three and nine months ended September 30, 2007 and 2006, the Company recognized no amounts of interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

4. Basic and Diluted Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(12,245)	$1,578	$(11,567)	$(66)

Denominator:
Basic
Weighted average shares outstanding – basic	58,821	11,425	45,087	11,347
Diluted
Convertible preferred stock	—	37,762	—	—
Employee stock options	—	7,907	—	—
Warrants to purchase preferred and/or common stock	—	228	—	—

Weighted average shares outstanding—diluted	58,821	57,322	45,087	11,347

Net income (loss) per share: basic	$(0.21)	$0.14	$(0.26)	$(0.01)

Net income (loss) per share: diluted	$(0.21)	$0.03	$(0.26)	$(0.01)

As of September 30, 2007 and 2006, the Company had securities outstanding that could potentially dilute basic income (loss) per share in the future, but that were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities consist of the following (shares in thousands):

	As of September 30,
	2007	2006
Stock options outstanding	15,143	12,117
Redeemable convertible preferred stock	—	37,762
Warrants to purchase common stock	428	401
Warrants to purchase redeemable convertible preferred stock	—	533

5. Balance Sheet Data

Marketable Securities

Marketable securities include the following available-for-sale securities (in thousands):

	As of September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. agency debt securities	$10,485	$20	$—	$10,505
Corporate debt securities	30,409	65	(22)	30,452
Commercial paper	29,184	72	(15)	29,241
Auction rate securities	14,000	—	—	14,000
Asset backed securities backed by government-issued securities	501	—	—	501

Total Marketable Securities	$84,579	$157	$(37)	$84,699

	As of December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$6,599	$—	$—	$6,599
Commercial paper	15,157	8	—	15,165
Asset backed securities	5,139	1	—	5,140

Total	$26,895	$9	$—	$26,904

Inventories

Inventories are comprised of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
Raw materials, parts and supplies	$163	$904
Work-in-progress	212	1,059
Finished products	6,629	5,190

Total inventory	$7,004	$7,153

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net is comprised of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
Computers, software and related equipment	$14,457	$11,128
Office furniture and fixtures	1,164	836
Engineering and other equipment	24,045	19,408
Leasehold improvements	3,247	2,049

	42,913	33,421
Less—accumulated depreciation	(28,399)	(20,633)

Total property and equipment, net	$14,514	$12,788

Goodwill and Other Intangible Assets, Net

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million at September 30, 2007 and December 31, 2006. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method and recorded over the intangible assets’ estimated useful lives of four to five years.

Other intangible assets, net are comprised of the following (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patented products	$1,564	$(1,015)	$549	$1,564	$(782)	$782
Customer relationships	670	(436)	234	670	(335)	335
Trade names	503	(409)	94	503	(314)	189

Total intangible assets	$2,737	$(1,860)	$877	$2,737	$(1,431)	$1,306

The estimated future amortization expense of intangible assets as of September 30, 2007, is as follows (in thousands):

Three month period ending December 31, 2007	$143
The years ending December 31,
2008	510
2009	224

Total	$877

Other Non-current Assets

Other non-current assets consist of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
Severance pay fund	$1,922	$1,771
Deferred tax assets	552	552
Restricted cash	745	245
Other	1,990	1,606

Total other non-current assets	$5,209	$4,174

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

Accrued Warranty

Activity related to the product warranty is as follows (in thousands):

Nine months ended September 30, 2007
Balance at beginning of period	$4,136
Warranty charged to cost of sales	2,389
Warranty costs incurred	(2,564)
Other adjustments	152

Total accrued warranty	4,113
Less—accrued warranty, current portion	(2,831)

Accrued warranty, less current portion	$1,282

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
Foreign, franchise, and other income tax liabilities	$1,720	$4,752
Sales and use tax payable	1,184	1,340
Allowances for trade-in credits	670	1,071
Accrued professional fees	700	1,261
Deferred rent liability	772	21
Other	1,535	1,279

Total other current liabilities	$6,581	$9,724

6. Commitments and Contingencies

Commitments

As of September 30, 2007, future minimum lease payments due under operating leases with a remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Three month period ending December 31, 2007	$799
Years ending December 31,
2008	3,643
2009	3,212
2010	3,109
2011	3,084
2012	1,856
Thereafter	121

$15,824

On July 25, 2007, the Company entered into a lease agreement for a new office space in Tel-Aviv, Israel. The lease is for a five year period beginning in February 2008 with an option to renew for two additional lease terms of two and one half years each.

Legal Proceedings

Mohanty v. Amir Bassan-Eskenazi, et al., Case No. C 07-5101-SBA

Koesterer v. BigBand Networks, Inc., et al., Case No. C 07-5168-MMC

Winston v. BigBand Networks, Inc., et al., Case No. C 07-5327-JSW

Smith v. BigBand Networks, Inc., et al., Case No. C 07-5361-SI

Luzon v. BigBand Networks, Inc., et al., Case No. C 07-5637.

Since October 3, 2007, six purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. One such suit was subsequently dismissed. The remaining lawsuits allege that the Company’s officers and directors made false or misleading statements to investors in connection with the Company’s initial public offering and thereafter, and that the Company’s registration statement and prospectus contained false or misleading statements regarding the Company’s business prospects. The plaintiffs purport to represent anyone who purchased the Company’s common stock in the initial public offering, or purchased the Company’s common stock between March 14 and September 27, 2007. The lawsuits assert causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company anticipates that the lawsuits will be consolidated and that defendants will respond to a consolidated complaint during the first half of 2008. The lawsuits are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. As a component of these lawsuits, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost on one counsel for the underwriters.

BigBand Networks, Inc. v. Imagine Communications, Inc. Case No. 07-351

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

7. Debt

Loans Payable

In August 2006, the Company signed a loan and security agreement with a third-party financial institution providing for a term loan of $10.0 million and a revolving line of credit of up to $20.0 million. The term loan accrued interest at prime (8.25% at December 31, 2006) plus one quarter of one percent and the advances on the revolving line of credit accrued interest at prime (8.25% at December 31, 2006). The agreement was secured by all the assets of the Company except for intellectual property rights. In March 2007, the Company repaid in full the outstanding balance of the term loan of $10.0 million. In April 2007, the Company repaid the remaining outstanding borrowings under its revolving credit facility of $2.0 million and terminated the credit facility.

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

Principal payments due for financings over the next three years are as follows (in thousands):

Three month period ending December 31, 2007	$260
Years ending December 31,
2008	270
2009	10
Less—amount representing imputed interest	(29)

Total principal payments due in future periods	$511

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

9. Stockholders’ Equity (Deficit)

Reverse Stock Split

In February 2007, the Board of Directors approved a reverse stock split of the Company’s outstanding shares of common stock and preferred stock. On February 15, 2007, subsequent to stockholder approval, the Company filed an amendment to its fourth amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of all of its class A and B common stock and all redeemable convertible preferred stock. All issued and outstanding shares of common stock, preferred stock, warrants and options for common and preferred stock, and per share amounts, except for per share par value, contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Non-Employee Stock Awards

On July 8, 2007, the Company entered into an agreement with a non-employee under which the Company awarded 1,875 fully vested shares of the Company’s stock in exchange for services provided by the non-employee. The Company accounted for the award under Emerging Issues Task Force (EITF), 96-18 “Accounting for Equity Instruments that are issued to other than Employees For Acquiring or in Conjunction With Selling, Goods or Services”. The Company recognized the total expense of the award of $27,788 during the three months ended September 30, 2007.

Initial Public Offering

On March 20, 2007, the Company completed an initial public offering of its common stock in which the Company sold and issued 7,500,000 shares of its common stock and selling stockholders sold 4,805,000 shares of the Company’s common stock, in each case at a public offering price of $13.00 per share. The Company raised a total of $97.5 million in gross proceeds from the IPO, or approximately $87.8 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of approximately $2.9 million.

Conversion of Class B Common Stock

On March 20, 2007, upon the closing of the Company’s IPO, all outstanding shares of class B common stock automatically converted into 3,618,873 shares of common stock on a 1-for-1 share basis.

Common Stock Warrants

The Company had the following unexercised common stock warrants (in thousands, except per share data):

Class	Expiration Date	As of September 30, 2007		As of December 31, 2006
		Exercise Price Per Share	Shares Unexercised	Exercise Price Per Share	Shares Unexercised
Class A common	February 20, 2010	$1.79	268	—	—
Class A common	June 29, 2011	$4.37	160	—	—
Class B common	June 29, 2009	—	—	$4.37	401

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

Data pertaining to stock option activity under the plans during the nine months ended September 30, 2007 is as follows (in thousands, except per share and period data):

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	16,020	$2.31	8.09	$55,194
Granted	2,033	$9.38
Exercised	(1,821)	$1.12
Canceled	(1,089)	$3.48

Outstanding at September 30, 2007	15,143	$3.32	7.37	$52,734

Vested and expected to vest	14,532		7.31	$51,580

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at September 28, 2007 (the last trading day of the quarter) multiplied by the shares outstanding, vested, and expected to vest.

Restricted Common Stock

On March 19, 2007, the Company awarded a restricted stock grant for 18,409 shares of common stock to an employee. The award will fully vest upon the earlier of (i) the announcement of the Company’s financial results for the third quarter of 2007, or (ii) the termination of the grantee’s employment with the Company. Stock-based compensation associated with the award was calculated by multiplying the fair market value of the common stock on the grant date by the number of shares awarded and will be amortized to expense on straight-line basis over the vesting period. The total amount of expense recognized during the three and nine months ended September 30, 2007 related to the award was $0.1 million and $0.3 million, respectively.

Restricted Stock Units

The 2007 Plan provides for grants of restricted stock units (RSUs) that generally vest over four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant. For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively.

The following table summarizes the Company’s restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, December 31, 2006	—	$—	—	$—
Granted	291	18.95
Cancelled	(23)	—

Outstanding, September 30, 2007	268	$18.95	2.38	$1,714

Vested and expected to vest	242		2.36	$1,548

Employee Stock Purchase Plan

On January 31, 2007, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of common stock were reserved for future issuance under the ESPP, which became effective on March 15, 2007. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each offering period, whichever is lower. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123(R). For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense associated with its ESPP of $0.3 million and $0.6 million, respectively.

Stock Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of ESPP awards under SFAS 123(R). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The computation of expected volatility is derived from historical volatilities of several comparable companies within the communications equipment industry. The Company has elected to use the simplified method determining the expected term as permitted by SEC Staff Accounting Bulletin 107.

The fair value of stock-based awards was estimated on the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock Options
Expected volatility	76%	93%	76-91%	93-98%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest	4.56%	4.58%	4.56-4.75%	4.57-4.96%
Expected dividends	$—	$—	$—	$—
Stock Purchase Plan(1)
Expected volatility	—	—	55%	—
Expected term	—	—	0.6 years	—
Risk-free interest	—	—	5.12%	—
Expected dividends	—	—	—	—

(1)	There were no Purchase Plan shares granted in the three months ended September 30, 2007.

The Company allocated stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of net revenues	$453	$89	$1,152	$181
Research and development	1,103	205	2,834	512
Sales and marketing	1,149	131	3,338	310
General and administrative	456	129	1,197	293

Total stock-based compensation	$3,161	$554	$8,521	$1,296

As of September 30, 2007, pursuant to the provisions SFAS 123R, there was $34.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of three years.

10. Segment Reporting

The Company reports as a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below.

Net revenues by geographical region are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
United States	$31,442	$39,364	$122,104	$97,060
Americas, excluding United States	340	1,288	1,066	3,853
Europe	3,787	2,164	10,298	9,718
Asia	2,981	248	12,378	2,991

	$38,550	$43,064	$145,846	$113,622

Net revenues are allocated to the geographical region based on the shipping destination of customer orders.

Product line disclosures are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Video products	$24,266	$34,773	$102,992	$77,158
Data products	5,676	2,321	18,866	20,155

	$29,942	$37,094	$121,858	$97,313

Long-lived assets (in thousands):

	As of September 30, 2007	As of December 31, 2006
United States	$9,132	$8,148
Israel	5,035	4,519
Other	347	121

	$14,514	$12,788

11. Subsequent Events

Planned Restructuring

On October 29, 2007, the Audit Committee of the Company’s Board of Directors authorized a restructuring plan providing for the retirement of the Company’s cable modem termination system (CMTS) platform. The Company expects the restructuring plan to result in charges in a range of approximately $3.0 million to $5.0 million and will be primarily comprised of severance payments and lease termination costs.

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

Overview

BigBand Networks, Inc. develops, markets and sells network-based platforms that enable cable operators and telephone companies to offer video, voice and data services across coaxial, fiber and copper networks. We have significant expertise in rich media processing, communications networking and bandwidth management. Leading service providers use our product applications to offer video, voice and data services to tens of millions of subscribers, 24 hours a day, seven days a week. We have sold our product applications to more than 200 customers globally, including six of the ten largest service providers in the United States.

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

Net Revenues. We derive our net revenues from sales of, and services for, Video and Data products. Our product revenues are comprised of a combination of software licenses and hardware. Our primary Video products include Digital Simulcast, Switched Broadcast, and TelcoTV. Our Data products include the cable modem termination system (CMTS) platform and data device provisioning software. Our services include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or enhanced level. The substantial majority of our customers have purchased our enhanced level of customer support and maintenance. The accounting for our net revenues is complex and, as discussed below, we account for revenues in accordance with Statement of Position, or SOP 97-2, Software Revenue Recognition.

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

Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software and hardware sold, the mix of revenues between our Video and Data products, the average selling prices of our products, and the mix of revenue between products and services. We achieve a higher gross margin on the software content of our products compared to the hardware content. We also generally earn a higher gross margin on our Video products compared to our Data products. In general, we expect the average selling prices of our products to decline over time, but we seek to maintain our overall gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the complexity of design, integration and installation services. Additionally, gross margins may be impacted by the amount of manufacturing overhead, warranty experience, warranty provisions, and provisions for excess and obsolete inventory that may occur in any specific period.

Operating Expense. Our operating expense consists of research and development, sales and marketing, general and administrative, and amortization of intangible assets. Personnel related costs are the most significant component of operating expense.

Research and development expense is the largest component of our operating expense and consists primarily of personnel costs, independent contractor costs, prototype expenses and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Westborough, Massachusetts; Redwood City, California and Shenzhen, Peoples’ Republic of China. We expect our research and development expenses to decrease modestly in absolute dollars in the three months ending December 31, 2007.

Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses, depreciation expenses for demonstration equipment used for trade-shows and allocated facilities and information technology expense. Marketing programs are intended to generate net revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to decrease modestly in absolute dollars in the three months ending December 31, 2007.

General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional fees and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and information technology and other consulting costs. We expect that general and administrative expense to increase in absolute dollars in the three months ending December 31, 2007, as we incur costs related to the recently filed securities class action lawsuits and ongoing patent infringement litigation.

Significant events during the three months ended September 30, 2007 included the following:

•	Total net revenues decreased 10.5% to $38.5 million in the three months ended September 30, 2007 from $43.1 million in the three months ended September 30, 2006.

•	In the three months ended September 30, 2007, 81.6% of our net revenues were from customers in the United States compared to 91.4% of net revenues in the three months ended September 30, 2006.

•

Our top five customers accounted for 74.0% of our net revenues in the three months ended September 30, 2007 compared to 77.1% in the three months ended September 30, 2006. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues in the three months ended September 30, 2007. Time Warner Cable, Comcast Cable Communications and Verizon each represented 10% or more of our net revenues in the three months ended September 30, 2006. We believe that for the foreseeable future our net revenues will continue to be concentrated in a relatively small number of large customers.

•

Gross margin for the three months ended September 30, 2007 was 35.5% compared to 51.8% in the three months ended September 30, 2006. The decrease was primarily due to a $5.0 million inventory charge related to our data product line, and to a lesser extent due to a $0.6 million inventory charge related to our video product line.

•

Net loss for the three months ended September 30, 2007 was $12.2 million compared to a net income of $1.6 million in the same period in 2006. The net loss for the three months ended September 30, 2007 included a stock-based compensation expense of $3.2 million and amortization of intangibles of $0.1 million.

Significant events during the nine months ended September 30, 2007 included the following:

•	In the nine months ended September 30, 2007 total net revenues increased 28.4% to $145.8 million from $113.6 million in the nine months ended September 30, 2006.

•	In the nine months ended September 30, 2007, 83.7% of our net revenues were from customers in the United States compared to 85.4% in the nine months ended September 30, 2006.

•

In the nine months ended September 30, 2007, our top five customers accounted for 75.6% of our net revenues compared to 73.8% in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. In the nine months ended September 30, 2006, Time Warner Cable, Cox Communications, Comcast Cable Communications and Verizon each represented 10% or more of our net revenues.

•

In the nine months ended September 30, 2007, gross margin was 50.2% compared to 50.6% in the nine months ended September 30, 2006. The decrease was primarily due to a $5.0 million inventory charge related to our data product line.

•

In the nine months ended September 30, 2007, net loss was $11.6 million compared to a net loss of $0.1 million in the year ago period. The net loss for the nine months ended September 30, 2007 included a non-cash charge of $5.0 million related to the fair value of convertible preferred stock warrants, stock-based compensation expense of $8.5 million and amortization of intangibles of $0.4 million.

•

On March 20, 2007, we completed the initial public offering of our common stock. Through the sale of 7.5 million shares at an offering price of $13.00 per share, we received net proceeds of approximately $87.8 million.

Planned Restructuring

During the three months ended September 30, 2007, and after experiencing weakness in revenues generated from our cable modem termination system (CMTS) platform, we re-examined the viability of this platform to justify further resource commitments. We concluded that we are not able to build the critical mass necessary to justify our level of research and development spending in this market. As a result, on October 29, 2007, the Audit Committee of Board of Directors authorized a restructuring plan, which encompasses; (1) the discontinuation of the CMTS platform, (2) continued support of existing deployments through 2010, and (3) reducing and re-allocating company wide headcount in order to re-align operating expenses. We expect to record a charge in the three months ending December 31, 2007 in a range of approximately $3.0 million to $5.0 million, which will consist primarily of severance payments and lease termination costs.

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

We use the residual method, as allowed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and any remaining amount provided for under the contract is recognized. When the undelivered element is customer support and maintenance, that portion of the revenue is recognized ratably over the term of the customer support arrangement, and the remaining revenue associated with the arrangement is recognized when all the other criteria of SOP 97-2 are satisfied. We have established VSOE of the fair value of our customer support and maintenance and other services based upon the normal pricing and discounting practices for those services when sold separately and based on the prices at which our customers have renewed their customer support and maintenance arrangements. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. For example, in situations where we sell a product which includes a commitment for delivery of a future specified software feature or functionality, we defer revenue recognition for the entire arrangement until the specified software feature or functionality is delivered. In those instances where the only undelivered element is for customer support and there is no evidence of fair value for this support, the product and customer support revenue are deferred and revenue is recognized ratably over the support period.

Revenue recognition requirements under SOP 97-2 are very complex. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred.

Valuation of Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We provide for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycle and current inventory levels. Provisions for excess and obsolete inventory are recorded as cost of net product revenues. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. It is possible that increases in inventory write-downs may be required in the future if there is a decline in market conditions or if changes in expected product lifecycles occur. If market conditions improve or product lifecycles extend, we may have greater success in selling inventory that had previously been written down. In either event, the actual value of our inventory may be higher or lower and recognition of such difference will affect our cost of net revenues in a future period, which could materially affect our operating results and financial position. Inventory write-downs are reflected as a cost of product and amounted to approximately $6.5 million and $6.8 million for the three and nine months ended September 30, 2007 (including a $5.0 million charge related to our data product line and a $0.6 million charge related to our video product line), respectively and $0.7 million and $1.0 million for the three and nine months ended September 30, 2006, respectively.

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

In valuing share-based awards under SFAS 123R, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of our stock is based on our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term was calculated using the simplified method permitted by the SEC Staff Accounting Bulletin No. 107. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and employee stock purchase plan shares ultimately the expense we record.

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

We make estimates and judgments about future undiscounted cash flows and fair value. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flows attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated future cash flows could be reduced significantly in the future. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Changes in estimated future cash flows could also result in a shortening of estimated useful life of long-lived assets (including intangibles) for depreciation and amortization purposes.

Accounting for Income Taxes

We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance as of September 30, 2007 against certain deferred tax assets, because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain these valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions. The requirements of FIN 48 are explained in more detail above at Note 3 of the Notes to Condensed Consolidated Financial Statements. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained position that is more likely than not to be realized. We have evaluated each of our tax positions based on all available evidence as of January 1, 2007 upon adoption of FIN 48 and as of September 30, 2007. Based on this evaluation, we have identified the tax positions we believe to be uncertain and the amounts we believe are more likely than not to be realized for such positions, which resulted in identification of $1.3 million of uncertain tax benefits that were not recognized as of both January 1, 2007 and September 30, 2007. These uncertain tax benefits related to tax positions attributable to deferred tax assets that are currently subject to a full valuation allowance and resulted in no cumulative adjustment to retained earnings upon adoption and no effect on taxable income for the three months ended September 30, 2007. It is our policy to include interest and penalties related to unrecognized tax benefits within our benefit from income taxes. It is our judgment that no interest or penalties related to unrecognized tax benefits should be recognized as of adoption on January 1, 2007 or as of September 30, 2007. We will continue to evaluate our conclusions for purposes of applying FIN 48 on an ongoing basis and should the available evidence change, our prior conclusions could be materially impacted. It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, we do not expect the change to have a material impact on our financial position.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of total net revenues:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenues:
Products	77.7%	86.1%	83.6%	85.6%
Services	22.3%	13.9%	16.4%	14.4%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
Products	55.2%	42.6%	42.6%	43.5%
Services	9.3%	5.6%	7.2%	5.9%

Total cost of net revenues	64.5%	48.2%	49.8%	49.4%

Gross profit:
Products	22.5%	43.5%	41.0%	42.1%
Services	13.0%	8.3%	9.2%	8.5%

Total gross profit	35.5%	51.8%	50.2%	50.6%

Operating expenses:
Research and development	33.4%	21.6%	27.2%	23.4%
Sales and marketing	25.7%	16.4%	21.5%	18.5%
General and administrative	9.5%	6.8%	7.7%	7.0%
Amortization of intangibles	0.4%	0.3%	0.3%	0.4%

Total operating expenses	69.0%	45.1%	56.7%	49.3%

Operating income (loss)	(33.5)%	6.7%	(6.5)%	1.3%
Other income (expense), net	3.8%	(2.1)%	(0.8)%	(1.4)%

Net income (loss) before provision for (benefit from) income taxes	(29.7)%	4.6%	(7.3)%	(0.1)%
Provision for (benefit from) income taxes	2.1%	0.9%	0.6%	(0.0)%

Net income (loss)	(31.8)%	3.7%	(7.9)%	(0.1)%

Net Revenues. Total net revenues decreased 10.5% to $38.5 million for the three months ended September 30, 2007 from $43.1 million in the three months ended September 30, 2006. In the nine months ended September 30, 2007, total net revenues increased 28.4% to $145.8 million from $113.6 million in the nine months ended September 30, 2006.

Product Revenues. Product revenues for the three months ended September 30, 2007 were $29.9 million compared to $37.1 million in the three months ended September 30, 2006, a decrease of $7.2 million, or 19.3%. This decrease was primarily due to a $10.5 million decrease in revenues from our Video products as a result of lower TelcoTV product application revenues due to our largest TelcoTV customer consuming inventory and therefore reducing orders, and to a lesser extent, lower revenues related to our Switched Broadcast offering due to longer deployment cycles that delayed customer acceptance, which decrease was offset in part from an increase of $3.4 million in revenue from our data products.

Product revenues for the nine months ended September 30, 2007 were $121.9 million compared to $97.3 million in the nine months ended September 30, 2006, an increase of $24.5 million, or 25.2%. This increase was primarily due to a $25.8 million increase in revenues from our Video products, offset by a $1.3 million decrease in revenues from our Data products. Video product revenues increased significantly during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to growth in TelcoTV and Switched Broadcast product application revenues. Recognition of other Video product application revenues in China that were deferred at the end of 2006 also contributed to the increased product revenues in the nine months ended September 30, 2007. The decrease in revenues from Data products during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was related to a loss of market share and our attempts to transition to a new modular CMTS product application, which were unsuccessful.

Services Revenues. Services revenues for the three months ended September 30, 2007 were $8.6 million compared to $6.0 million in the three months ended September 30, 2006, an increase of $2.6 million, or 44.2%. The increase was primarily due to an increase in customer support and maintenance revenues earned on a larger installed base of products.

In the nine months ended September 30, 2007, total services revenues increased to $24.0 million from $16.3 million, an increase of $7.7 million, or 47.1%, compared to the nine months ended September 30, 2006. The increase was primarily due to an increase in customer support and maintenance revenues earned on a larger installed base of products and, to a lesser extent, as a result of the continued deployment of Switched Broadcast solutions.

Gross Profit/Gross Margin. Gross profit for the three months ended September 30, 2007 was $13.7 million compared to $22.3 million for the three months ended September 30, 2006, a decrease of $8.6 million, or 38.5%. Gross margin decreased to 35.5% in the three months ended September 30, 2007 compared to 51.8% in the three months ended September 30, 2006. The three months ended September 30, 2007 included a $5.0 million inventory charge related to our data product line.

Gross profit for the nine months ended September 30, 2007 was $73.2 million compared to $57.4 million for the nine months ended September 30, 2006, an increase of $15.7 million, or 27.4%. Gross margin decreased to 50.2% in the nine months ended September 30, 2007 compared to 50.6% in the nine months ended September 30, 2006. The nine months ended September 30, 2007 included a $5.0 million inventory charge related to the retirement of our data product line.

Product Gross Margin. Product gross margin for the three months ended September 30, 2007 was 28.9% compared to 50.4% for the three months ended September 30, 2006. This decrease was due primarily to the lower revenues from our Video products, a $5.0 million inventory charge related to our data product line, and, to a lesser extent, a lower manufacturing overhead utilization arising from the significant decrease in revenues during the period. Product gross margin for the three months ended September 30, 2007 and 2006 include stock compensation of $0.3 million and $0.1 million, respectively.

Product gross margin for the nine months ended September 30, 2007 was 49.0% compared to 49.1% for the nine months ended September 30, 2006. This decrease was due primarily to a $5.0 million inventory charge related to our data product line, mostly offset by a shift in product mix towards our Video products, which have relatively higher gross margins compared to our Data products, and a mix shift towards software sales, which generally have higher gross margins than hardware sales. Product gross margin for the nine months ended September 30, 2007 and 2006 include stock compensation of $0.7 million and $0.2 million, respectively.

Services Gross Margin. Services gross margin for the three months ended September 30, 2007 was 58.5% compared to 59.9% for the three months ended September 30, 2006. This decrease was primarily related to an increase in services organization headcount to support our current and future customer installed base that was not sufficiently offset by increased service revenues during the period. The decrease in services gross margin was also attributable to a $0.2 million stock compensation expense increase in the three months ended September 30, 2007, when compared to the three months ended September 30, 2006.

Services gross margin for the nine months ended September 30, 2007 was 56.0% compared to 59.0% in the nine months ended September 30, 2006. This decrease was primarily related to a planned increase in services organization headcount to support our current and future customer installed base that was not sufficiently offset by increased service revenues during the period. In addition, an increasing portion of our installed base is on standard support, which is offered at a lower price. Also, in the nine months ended September 30, 2007, installation and training revenues, which have relatively lower gross margins than our customer support services, constituted a higher portion of services revenues when compared to the nine months ended September 30, 2006. The decrease in services gross margin was also attributable to a $0.5 million stock compensation expense increase in the nine months ended September 30, 2007, when compared to the nine months ended September 30, 2006.

Operating Expenses

Research and Development. Research and development expense was $12.9 million for the three months ended September 30, 2007, or 33.4% of net revenues, compared to $9.3 million in the three months ended September 30, 2006, or 21.6% of net revenues. Research and development expense includes stock-based compensation of $1.1 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30,

2007, research and development expense was $39.6 million, or 27.2% of net revenues, compared to $26.6 million, or 23.4% when compared to the same period a year ago. Research and development expense includes stock-based compensation of $2.8 million and $0.5 million in the nine months ended September 30, 2007 and 2006, respectively. The three and nine month increases were primarily due to increases in compensation costs of $2.1 million and $8.5 million, respectively, due to increases in employee headcount and, to a lesser extent, to increases in infrastructure costs, including facilities, information technology systems, travel and entertainment and depreciation.

Sales and Marketing. Sales and marketing expense was $9.9 million for the three months ended September 30, 2007, or 25.7% of net revenues, compared to $7.0 million in the three months ended September 30, 2006, or 16.4% of net revenues. The increase of $2.8 million was due primarily to increased compensation expenses as a result of increased headcount. In the nine months ended September 30, 2007, sales and marketing expense increased to $31.3 million, or 21.5% of net revenues, from $21.0 million, or 18.5% of net revenues, in the nine months ended September 30, 2006. The increase of $10.3 million was due primarily to increased compensation and commission expenses and, to a lesser extent, by travel expenses and marketing related activities, such as tradeshows and other public relations forums. Sales and marketing expense includes stock-based compensation of $1.1 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $3.3 million and $0.3 million in the nine month period ended September 30, 2007 and 2006, respectively.

General and Administrative. General and administrative expense was $3.7 million for the three months ended September 30, 2007, or 9.5 % of net revenues, compared to $2.9 million for the three months ended September 30, 2006, or 6.8% of net revenues. General and administrative expense includes stock-based compensation of $0.5 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2007 general and administrative expense was $11.3 million, or 7.7% of net revenues, compared to $8.0 million for the nine months ended September 30, 2006, or 7.0% of net revenues. General and administrative expense includes stock-based compensation of $1.2 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively. The three and nine month increases were primarily due to compensation expenses as a result of increased headcount and to a lesser extent increased infrastructure costs. Legal fees related to a lawsuit filed against Imagine Communications, Inc. alleging patent infringement also contributed to the increase in the three and nine month periods ended September 30, 2007 compared to the year ago periods.

Other Income (Expense), Net

In the three months ended September 30, 2007, other income (expense), net increased $2.3 million to an income of $1.4 million from an expense of $0.9 million in the three months ended September 30, 2006. Included in other income (expense), net in the three months ended September 30, 2007 and 2006 is interest income of $1.9 million and $0.4 million, respectively, and interest expense of $10,000 and $0.4 million, respectively. The increase in interest income in the three months ended September 30, 2007 is the result of investing a significant portion of our initial public offering proceeds in interest earning cash equivalents and marketable securities. Proceeds from our initial public offering were also used to repay outstanding borrowings which resulted in a decrease in interest expense in the three months ended September 30, 2007 compared to the same period in 2006. Other income (expense), net, during the three months ended September 30, 2007 also reflected a foreign exchange loss of $0.4 million associated with net liabilities denominated in New Israeli Shekels. Other income (expense), net, during the three months ended September 30, 2006 also reflected a $1.2 million charge from fair value adjustments of our preferred stock warrants and a gain on sale of investments of $0.6 million.

In the nine months ended September 30, 2007, other income (expense), net decreased $0.4 million to an expense of $1.1 million from an expense of $1.5 million in the nine months ended September 30, 2006. The net decrease includes approximately $5.0 million in fair value adjustments of our preferred stock warrants under FSP 150-5. As a result of our initial public offering, all outstanding preferred warrants subject to FSP 150-5 have been either terminated or became warrants to purchase common stock and, as a consequence, will not be subject to fair value adjustments in future periods. Also, included in other income (expense), net, in the nine months ended September 30, 2007 and 2006 is interest income of $4.9 million and $0.8 million, respectively, and interest expense of $0.6 million and $1.3 million, respectively.

Provision for Taxes

In the three months ended September 30, 2007, the provision for income taxes increased to $0.8 million compared to $0.4 million for three months ended September 30, 2006. The tax rate in the three months ended September 30, 2007 decreased to negative 7% compared to 19% in the three months ended September 30, 2006. This decrease is due to a pre-tax loss in the three months ended September 30, 2007 compared to pre-tax income in the three months ended September 30, 2006. In the nine months ended September 30, 2007, the provision for income taxes increase to $0.9 million compared to a benefit of $17,000 in the nine months ended September 30, 2006. The tax rate in the nine months ended September 30, 2007 decreased to negative 9% compared to 20% in the nine months ended September 30, 2006. This decrease is due to a larger pre-tax loss in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in the provision for income taxes in both the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 is due primarily to the requirements for allocating the annual provision for income taxes to interim periods. These increases are due to the relative relationships of the net income (loss) for the interim periods versus the full year periods in 2007 compared to 2006.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term marketable securities totaled $140.8 million and $65.5 million at September 30, 2007 and 2006, respectively, and working capital increased to $119.4 million at September 30, 2007 from $25.1 million at September 30, 2006. The increase in cash and cash equivalents, short-term marketable securities and working capital is primarily attributed to the proceeds received as a result of our initial public offering. We believe our near-term cashflows will be negatively impacted in part due to expected losses to be incurred in the quarter ending December 31, 2007 and in part due to the restructuring plan put in place on October 29, 2007.

Operating Activities

Our operating activities generated cash in the amount of $7.9 million for the nine months ended September 30, 2007. Cash generated from operating activities was primarily a result of our net loss of $11.6 million for the nine months ended September 30, 2007, as adjusted for non-cash expenses of $21.6 million of which stock-based compensation, revaluation of preferred stock warrants, and depreciation contributed $8.5 million, $5.0 million, and $7.8 million, respectively, and an increase in deferred revenues due to the timing of revenue recognition under our revenue recognition policy and the timing of product shipments late in the period.

Investing Activities

Our investing activities used cash of $67.9 million in the nine months ended September 30, 2007, primarily from net purchases of marketable securities of $69.8 million and the purchase of property and equipment of $9.7 million to support business activity during the period. These capital expenditures consisted primarily of computer and test equipment and software purchases.

Financing Activities

Our financing activities provided cash of $77.4 million in the nine months ended September 30, 2007, primarily due to net public offering proceeds of approximately $87.8 million from the sale of 7.5 million shares of common stock in our initial public offering and to a lesser extent from proceeds of $3.7 million received from the exercise of options and warrants to purchase our common stock, offset in part by the repayment of borrowings of $14.1 million.

We believe that our existing cash and cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access of adequate manufacturing capacity, our level of operating losses and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Contractual Obligations

The following summarizes the contractual obligations as of September 30, 2007:

	Payments Due by Period (in thousands)
	Total	Less than One year	1-3 years	4-5 years
Operating leases	$15,824	$799	$9,964	$5,061
Financing obligations	540	260	280	—
Less—interest payments	(30)	(10)	(20)	—

Total	$16,334	$1,049	$10,224	$5,061

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements in this form 10-Q for recent accounting standards that could affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling $140.8 million as of September 30, 2007. To control risk, we maintain our portfolio of cash, and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non-government debt securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. The unrestricted cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended September 30, 2007, our interest income would have declined approximately $0.2 million assuming consistent investment levels.

Foreign Currency Risk

Our sales contracts are primarily denominated in United States dollars and therefore the majority of our net revenues are not subject to foreign currency risk. Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and New Israeli Shekel. Exchange rate fluctuations have historically had little impact on our operating results and cash flows. In the three months ended September 30, 2007, the exchange rate fluctuation between the United States dollar and the New Israeli Shekel increased our operating expenses by approximately $0.3 million. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, during August 2007 we established balance sheet and forecasted transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but will not always entirely eliminate, the impact of currency exchange rate movements. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Such adverse changes, without any hedging, would have resulted in an adverse impact on income before taxes of approximately $1.0 million in the three months ended September 30, 2007 and with hedging, resulted in an adverse impact before taxes of approximately $0.2 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Investments in the equity securities of publicly traded companies involve significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this report on Form 10-Q, including our consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These factors include:

•	the level and timing of capital spending of our customers, both in the United States and in international markets;

•	the timing, mix and amount of orders, especially from significant customers;

•	changes in market demand for our products;

•	our ability to secure significant orders from telephone companies;

•	our mix of products sold;

•	the mix of software and hardware products sold;

•	our unpredictable and lengthy sales cycles, which typically range from nine to eighteen months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	new product introductions by our competitors;

•	market acceptance of new or existing products offered by us or our customers;

•	competitive market conditions, including pricing actions by our competitors;

•	our ability to complete complex development of our software and hardware on a timely basis;

•	our ability to design, install and receive customer acceptance of our products;

•	unexpected changes in our operating expense;

•	the potential loss of key manufacturer and supplier relationships;

•	the cost and availability of components used in our products;

•	changes in domestic and international regulatory environments; and

•	the impact of new accounting rules.

We establish our expenditure levels for product development and other operating expense based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in operating results. For example, our revenues declined significantly in the three months ended September 30, 2007 compared to the three months ended June 30, 2007 resulting in a significant operating loss in the three months ended September 30, 2007. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.

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

Our anticipated growth will depend significantly on our ability to deliver products that help enable telephone companies to provide video services. If the projected growth in demand for video services from telephone companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our video products will suffer.

Prior to 2006, our sales were principally to cable operators. In 2006 and 2007, however, we generated significant sales from telephone companies. Our future growth, if any, is dependent on our ability to sell video products to telephone companies that are increasingly reliant on the delivery of video services to their customers. Although a number of our existing products are being deployed in these networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telephone company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telephone companies to provide video services without upgrading their current system infrastructure or that allow them a more cost-effective method of delivering video services than our products, projected sales of our video products will suffer. Even if these providers choose our video products, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be reduced.

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

Historically, a large portion of our sales have been to a limited number of customers. Sales to our five largest customers accounted for approximately 74.0% of our net revenues in the three months ended September 30, 2007 compared to 77.1% in the three months ended September 30, 2006. In the nine months ended September 30, 2007, our top five customers accounted for 75.6% of our net revenues compared to 73.8% in the nine months ended September 30, 2006. In the three and nine months ended September 30, 2007, Time Warner Cable, Cox Communications and Verizon each represented 10% or more of our net revenues. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. In addition, as the consolidation of ownership of cable operators and telephone companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation and customer concentration due to the significant capital costs of constructing video, voice and data networks and for other reasons. For example, Adelphia, formerly the fifth largest cable company in the United States, which accounted for 2.8% of our net revenue in the three months ended September 30, 2006, was sold in 2006 to Comcast and Time Warner Cable, the two largest U.S. cable operators. Further business combinations may occur in our customer base which will result in increased purchasing leverage by these customers over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.

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

To date, we have experienced significant operating losses. We were not profitable in the three months ended September 30, 2007 and do not expect to be profitable in the three months ending December 31, 2007. If we fail to achieve sustained profitability in the future, it would adversely impact our long-term business and we may not meet the expectations of the investment community in the future, which could have a material adverse impact on our stock price.

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

The markets in which we compete are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. Our product development efforts require substantial research and development expense. Research and development expense in the three months ended September 30, 2007 was $12.9 million and in the three months ended September 30, 2006 was $9.3 million. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

Likewise, new technologies, standards and formats are being adopted by our customers. While we are in the process of developing products based on many of these new formats in order to remain competitive, we do not have such products at this time and cannot be certain when, if at all, we will have products in support of such new formats.

Our future growth depends on market acceptance of several emerging video services, on the adoption of new network architectures and technologies and on several other industry trends.

Future demand for our products will depend significantly on the growing market acceptance of several emerging video services; HDTV; addressable advertising; and video delivered over telephone company networks.

The effective delivery of these services will depend on service providers developing and building new network architectures to deliver them. If the introduction or adoption of these services or the deployment of these networks is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.

Furthermore, we expect the extent and nature of regulatory attitudes towards issues such as competition among service providers, access by third parties to networks of other service providers and new services to impact our customers’ purchasing decisions. If service providers do not pursue the opportunity to offer integrated video services as aggressively as we expect, our revenue growth would be limited.

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

The reduction in force associated with our restructuring efforts could disrupt the operation of our business, distract management attention from revenue-generating efforts, increase our expenses, harm our reputation and result in a decline in employee morale.

The recent changes in our organization, including management changes, product line retirement, reductions in force, and other cost cutting measures, have placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage these changes.

Our organization has changed rapidly and further organizational changes may be required to address our strategic objectives. Our organization has changed through the retirement of our CMTS platform and reducing headcount. We also announced the resignation of our chief financial officer on October 18, 2007 and the election of a new chief operating officer on October 30, 2007.

We also have eliminated approximately one hundred positions globally and plan to implement additional cost cutting measures. On October 30, 2007, we announced the refocus of our business on our core video product line and the retirement of our CMTS platform. These changes have placed a significant strain on our management, personnel, systems and resources. If we are unable to manage these organizational changes effectively, including effectively implementing cost cutting measures, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. We cannot assure you that we will be able to achieve planned cost cutting measures in a timely manner or at all, or that our cost cutting measures, as planned, will be effective. If cost cutting measures are not effectively implemented, we may experience unanticipated effects form these measures causing harm to our business and customer relationships.

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

We currently rely exclusively on Flextronics or Benchmark, depending on the product, to assemble our products, manage our supply chain and negotiate component costs for our video products. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If contract manufacturers are unable to negotiate with their suppliers for reduced component costs, our operating results would be harmed. If we are required to change contract manufacturers, we may lose net revenues, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming.

We must manage the expected growth in our business effectively even if our infrastructure, management and resources might be strained.

We experienced rapid growth in our business until the three months ended September 30, 2007. In the three months ended September 30, 2007, we experienced a significant sequential revenue decline. A return to growth, if any, will likely place a significant strain on our resources. For example, we may need to hire additional development and customer support personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future it will result in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

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

The steps that we have taken may not be able to prevent misappropriation of our technology. In addition, we may take legal action to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. For example, on June 5, 2007, we filed a lawsuit in federal court against Imagine Communications, Inc., alleging patent infringement. This and other potential intellectual property litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

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

Our future success will depend on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. In the recent past, we have experienced some senior-level departures. For example, our chief financial officer recently announced his intention to leave us at the end of November 2007. The loss of any of our other senior management or other key product development or sales and marketing personnel could adversely affect our future business, operating results and financial condition. In addition, a large number of our research and product development personnel have broad expertise in video algorithms, radio frequency and digital video standards that is vitally important in our product development efforts. If we were to lose a significant number of these research and development employees, our ability to develop successful new products would be harmed, and our revenues and operating results would likely suffer as a result. Competition for qualified management, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business, operating results and financial condition.

Our further expansion into international markets may not succeed.

International sales represented $7.1 million of our net revenues for the three months ended September 30, 2007 and $3.7 million of our net revenues for the three months ended September 30, 2006. As part of our restructuring efforts announced on October 30, 2007, we substantially reduced the number of personnel dedicated to sales outside the United States. Our international sales will depend upon developing indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts whether because they are unable to provide support or otherwise, we maybe unable to grow or sustain our revenue in international markets.

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

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of September 30, 2007, we had approximately 200 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to recruit qualified personnel in Israel.

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

We are subject to securities class action lawsuits.

Since October 3, 2007, six purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us, certain of our officers and directors, and the underwriters of our initial public offering. One such suit was subsequently dismissed. The lawsuits allege that our officers and directors made false or misleading statements to investors in connection with our initial public offering and thereafter, and that our registration statement and prospectus contained false or misleading statements regarding our business prospects. The plaintiffs purport to represent anyone who purchased our common stock in the initial public offering, or purchased our common stock between March 14 and September 27, 2007. The lawsuits assert causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We anticipate that the remaining five lawsuits will be consolidated and that defendants will respond to a consolidated complaint during the first half of 2008. As a component of these lawsuits, we have the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.

While we have directors and officers liability insurance that should defray the costs associated with defending these lawsuits, this litigation, regardless of its outcome, will result in substantial expense and significant diversion of the efforts of our management. An adverse determination in any such proceeding could subject us to significant liabilities, as well as damage our reputation.

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

ITEM 6.	EXHIBITS

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007

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