Form 10-Q
period 2008-03-31
BigBand Networks, Inc.
filed 2008-05-15
CIK 1381325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, 62,840,386 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2008

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

BigBand Networks, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	As of March 31, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$61,475	$55,162
Marketable securities	88,486	99,358
Trade receivables, net of allowance for doubtful accounts of $140 and $142 at March 31, 2008 and December 31, 2007, respectively	25,184	27,855
Inventories	7,015	6,832
Prepaid expenses and other current assets	4,552	4,012

Total current assets	186,712	193,219
Property and equipment, net	18,147	17,432
Goodwill and intangible assets, net	2,247	2,390
Other non-current assets	5,977	5,545

Total assets	$213,083	$218,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,538	$13,811
Accrued compensation and related benefits	8,710	6,475
Current portion of deferred revenues, net	45,400	48,256
Accrued warranty	3,756	3,502
Other current liabilities	6,859	11,879

Total current liabilities	75,263	83,923
Deferred revenues, net, less current portion	18,265	19,032
Accrued warranty, less current portion	824	857
Accrued long-term severance pay	3,732	3,188
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares designated at March 31, 2008 and December 31, 2007; 62,743 and 61,907 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	63	62
Additional paid-in capital	252,797	248,139
Deferred stock-based compensation	(125)	(203)
Accumulated other comprehensive income	844	248
Accumulated deficit	(138,580)	(136,660)

Total stockholders’ equity	114,999	111,586

Total liabilities and stockholders’ equity	$213,083	$218,586

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Operations

(In thousands, expect per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues:
Products	$31,963	$45,656
Services	7,943	7,178

Total net revenues	39,906	52,834

Cost of net revenues:
Products	12,325	19,068
Services	3,214	3,370

Total cost of net revenues	15,539	22,438

Gross profit	24,367	30,396

Operating expenses:
Research and development	14,403	13,072
Sales and marketing	7,864	10,314
General and administrative	4,828	3,522
Restructuring charges	335	—
Amortization of intangible assets	143	143

Total operating expenses	27,573	27,051

Operating income (loss):	(3,206)	3,345
Interest income	1,669	881
Interest expense	—	(338)
Other income (expense), net	82	(5,102)

Net loss before provision for income (benefit from) taxes	(1,455)	(1,214)
Provision for (benefit from) income taxes	465	(237)

Net loss	$(1,920)	$(977)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Shares used to compute basic and diluted net loss per common share	62,397	18,341

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating activities:
Net loss	$(1,920)	$(977)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of property and equipment	2,441	1,898
Amortization of intangible assets	143	143
Increase in accrued imputed interest on loan	—	11
Loss on disposal of property and equipment	244	30
Revaluation of preferred stock warrant liabilities	—	4,974
Stock-based compensation	3,226	2,412
Change in operating assets and liabilities:
Decrease (increase) in trade receivables	2,671	(6,321)
Increase in inventories	(183)	(2,220)
Decrease (increase) in prepaids and other current assets	(540)	394
Increase in other noncurrent assets	(97)	(191)
Decrease in accounts payable	(973)	(2,673)
Increase in long-term severance pay	543	291
Decrease in accrued and other liabilities	(2,531)	(437)
Increase (decrease) in deferred revenues	(3,623)	5,981

Net cash provided by (used in) operating activities	(599)	3,315

Cash Flows from Investing activities:
Purchases of marketable securities	(51,840)	(13,662)
Proceeds from maturities or sale of marketable securities	62,942	10,097
Purchase of property and equipment	(5,702)	(3,233)

Net cash provided by (used in) investing activities	5,400	(6,798)

Cash Flows from Financing activities:
Proceeds from the exercise of stock options	1,512	526
Principal payments on loans	—	(12,000)
Principal payments on capital lease obligations	—	(9)
Proceeds from exercise of warrants to purchase common stock	—	1,751
Proceeds from exercise of warrants to purchase preferred stock	—	71
Proceeds from initial public offering, net of expenses	—	88,020
Decrease in accrued issuance costs relating to initial public offering	—	642

Net cash provided by financing activities	1,512	79,001

Net increase in cash and cash equivalents	6,313	75,518
Cash and cash equivalents at beginning of the period	55,162	38,570

Cash and cash equivalents at end of the period	$61,475	$114,088

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, are unaudited. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K dated March 12, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC. Not all financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2008, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007.

Other than the adoption of the provisions of Financial Accounting Standards Board Statement No. 157, Fair Value Measurement, or SFAS 157, there have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, valuation of inventories, valuation of stock-based compensation, provision for warranty claims, the allowance for doubtful accounts, restructuring costs, valuation of goodwill and other purchased intangible assets and long-lived assets. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Revenue Recognition

The Company’s software and hardware are sold as solutions with software as a significant component of the product. The Company provides unspecified software updates and enhancements related to products through support contracts. As a result, the Company accounts for revenues in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” for all transactions involving the sale of products with a significant software component. Revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

Marketable Securities

At March 31, 2008, marketable securities consisted principally of corporate debt securities, commercial paper, and U.S. agencies with remaining time to maturity of two years or less. Auction rate securities, which were disposed of in January 2008, were considered short-term marketable securities due to their reset feature which is seven, twenty eight or thirty five days. The Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. The Company considers all other marketable securities with remaining time to maturity less than two years to be short-term marketable securities. The short-term marketable securities are classified in the balance sheet as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the marketable securities until maturity. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other expenses, net. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value of securities held as of March 31, 2008 and December 31, 2007 to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income, net of taxes. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

Concentration of Credit Risk and Significant Customers

The Company had two customers with a trade receivable balance of greater than 10% of the total trade receivables balances as of March 31, 2008, and three customers with individual trade receivable balances of greater than 10% of the total trade receivable balances as of December 31, 2007.

The Company recognized net revenues from four customers, which were 10% or greater of the total net revenues for the three months ended March 31, 2008 and 2007.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at lower of standard cost or market. Standard costs approximate the first-in, first-out method. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that can not be increased in future periods.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. Through March 31, 2008, no impairment charges have been recorded.

Warranty Liabilities

The Company provides a warranty for its software and hardware products. In most cases, the Company warrants that its hardware will be free of defects in workmanship for one year, and that its software media will be free of defects for 90 days. In master purchase agreements with large customers, however, the Company often warrants that its products (hardware and software) will function in material conformance to specification for a period ranging from one to five years from the date of shipment. In general, the Company accrues for potential warranty claims based on the Company’s historical claims experience. In addition, the Company accrues for potential warranty claims based on specific events that the Company reasonably believes may result in additional warranty claims. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Income Taxes

Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.

Income tax expense for the three months ended March 31, 2008 was $0.5 million, or negative 32.0% of pre-tax loss, compared to a $0.2 million tax benefit, or 19.5% of pre-tax loss for the three months ended March 31, 2007. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 34% primarily due to a U.S. temporary and permanent difference on pre-tax loss creating an alternative minimum tax (AMT) expense, and state and foreign taxes in the three months ended March 31, 2008. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to temporary and permanent differences on projected pre-tax income creating a tax benefit in the three months ended March 31, 2007.

Hedging Instruments

The Company has sales, expenses, assets and liabilities denominated in currencies other than the U.S. dollar and subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. Beginning in 2007, the Company established a foreign currency risk management program to help offset some of the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. The Company’s practice is to use foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts to reduce its exposure to foreign currency exchange rate fluctuations. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company also enters into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133) the Company recognizes these derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as other income or expense, net, on the statement of operations. These derivative instruments generally have maturities of 90 days or less. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, do not subject the Company to material balance sheet risk. Any gain or loss from these forward contracts is recognized in other income or expense in the period of change, including any unrealized gains or losses at period end. The unrealized loss on forward contracts that were open as of March 31, 2008 was $24,000 and the notional amount was $3.4 million.

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. The exposures are hedged using derivatives designated as cash flow hedges under SFAS 133. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The ineffective portion of the gain or loss is reported in other income or expense, net immediately. These derivative instruments generally have maturities of 180 days or less. At March 31, 2008, the amount of net unrealized and realized gains on derivatives designated as cash flow hedges and recorded in accumulated other comprehensive income was $0.4 million. The notional amount of the purchased currency option contracts, which are combined with sold currency option contracts, is $19.9 million at March 31, 2008.

Comprehensive Income

Comprehensive income consists of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from results of operations. As of March 31, 2008, accumulated other comprehensive income was composed of net unrealized gains on marketable securities, unrealized and realized gains on derivatives designated as cash flow hedges. As of December 31, 2007 accumulated comprehensive income was composed of net unrealized gains on marketable securities, net unrealized and realized gains on cash flow hedges.

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

Stock-based Compensation

The Company applies the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company adopted the provisions of SFAS 123R using the prospective transition method. Under this transition method, non-vested stock-based awards outstanding as of January 1, 2006 continued to be accounted for under the intrinsic value method.

Recently Issued Accounting Standards

In September 2006, the FASB issues SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issues Staff Position (FSP) No. 157-2 which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statement on a recurring basis.

Those assets and liabilities measured at fair value under SFAS 157 in the quarter ended March 31, 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, the Company will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009, and has not yet determined this impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for periods beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

3. Fair Value

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$14,696	$—	$—	$14,696
U.S. treasury securities	1,998	—	—	1,998
U.S. Agency debt securities	—	28,692	—	28,692
Corporate debt securities	—	26,319	—	26,319
Commercial paper	—	62,395	—	62,395
Municipal debt securities (taxable)	—	1,000	—	1,000

Total	$16,694	$118,406	$—	$135,100

4. Basic and Diluted Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(1,920)	$(977)

Denominator:
Weighted average common shares outstanding	62,397	18,341
Less: restricted stock	—	—

Weighted average shares used in computing net loss per common share - basic	62,397	18,341

Net loss per share: basic and diluted	$(0.03)	$(0.05)

As of March 31, 2008 and 2007, the Company had securities outstanding that could potentially dilute basic loss per share in the future, but that were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities consist of the following (shares in thousands):

	Three Months Ended March 31,
	2008	2007
Restricted stock units	334	15
Stock options outstanding	13,247	17,126
Warrants to purchase common stock	428	428

5. Balance Sheet Data

Marketable Securities

Marketable securities included the following available-for-sale securities (in thousands):

	As of March 31, 2008
	Amortized costs	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Agency debt securities	$19,131	$87	$—	$19,218
Corporate debt securities	26,150	184	(15)	26,319
Commercial paper	41,770	185	(6)	41,949
Municipal debt securities (taxable)	1,000	—	—	1,000

Total	$88,051	$456	$(21)	$88,486

	As of December 31, 2007
	Amortized costs	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Agency debt securities	$14,494	$15	$(2)	$14,507
Corporate debt securities	35,048	104	(10)	35,142
Commercial paper	36,763	93	(4)	36,852
Auction rate securities	11,650	—	—	11,650
Municipal debt securities (taxable)	1,200	7	—	1,207

Total	$99,155	$219	$(16)	$99,358

Inventories

Inventories were comprised of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Raw materials, parts, supplies	$9	$49
Work-in-progress	272	172
Finished products	6,734	6,611

Total inventory	$7,015	$6,832

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net is comprised of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Computers, software and related equipment	$17,293	$15,489
Office furniture and fixtures	1,204	1,372
Engineering and other equipment	26,099	24,984
Leasehold improvements	6,214	5,991

	50,810	47,836
Less: accumulated depreciation	(32,663)	(30,404)

Total property, plant and equipment	$18,147	$17,432

Goodwill and Other Intangible Assets, Net

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of March 31, 2008 and December 31, 2007. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method and recorded over the intangible assets’ estimated useful lives of four to five years.

Other intangible assets, net were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
As of March 31, 2008
Patented products	$1,564	$(1,172)	$392
Customer relationships	670	(502)	$168
Trade names	503	(472)	$31

Total intangible assets	$2,737	$(2,146)	$591

	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2007
Patented products	$1,564	$(1,095)	$469
Customer relationships	670	(468)	$202
Trade names	503	(440)	$63

Total intangible assets	$2,737	$(2,003)	$734

The estimated future amortization expense of intangible assets as of March 31, 2008, is as follows (in thousands):

Nine months ending December 31, 2008	$367
The year ending December 31, 2009	224

$591

Other Non-current Assets

Other non-current assets consist of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Severance pay fund	$2,458	$2,178
Deferred tax assets	551	551
Restricted cash	752	751
Security deposit	1,923	1,692
Other	293	373

Total	$5,977	$5,545

Accrued Warranty

Activity related to the product warranty is as follows (in thousands):

	As of March 31, 2008	As of December 31, 2007
Balance at beginning of period	$4,359	$4,136
Warranty charged to cost of sales	515	2,933
Utilization of warranty	(438)	(1,848)
Other adjustments	144	(862)

Total accrued warranty	4,580	4,359
Less accrued warranty, current portion	(3,756)	(3,502)

Accrued warranty, less current portion	$824	$857

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Foreign, franchise, and other income tax liabilities	$1,488	$1,886
Sales and use tax payable	1,069	1,367
Customer product trade-in provision	258	601
Customer prepayments	538	2,673
Accrued professional fees	855	976
Rent liabilities	1,629	1,530
Other	1,022	2,846

Total	$6,859	$11,879

6. Restructuring Charges

In October 2007, the Company initiated a restructuring plan to lower annual operating expenses in connection with the retirement of its cable modem termination system platform. This resulted in aggregate net charges of approximately $3.3 million. Severance payments and related charges of approximately $2.5 million consisted primarily of salary and expected payroll taxes and medical benefits. The Company’s plans also include vacating several leased facilities throughout the world, with lease terms expiring through fiscal 2012 with estimated lease payments of $0.7 million, net of sublease income. Severance payments associated with the restructuring plan are expected to be completed in 2008. The payment of costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to March 2012.

	Balance, December 31, 2007	Charges	Cash Payments	Balance, March 31, 2008
Severance and related expenses	$731	$269	$(918)	$82
Vacated facilities costs	626	46	(96)	576
Other costs	106	20	(124)	2

Total	$1,463	$335	$(1,138)	$660

The restructuring charges above have been reflected separately as restructuring charges on the consolidated statement of operations. The balance of restructuring charges as of March 31, 2008 is included in current liabilities.

7. Legal Proceedings

Mohanty v. Amir Bassan-Eskenazi, et al., Case No. C 07-5101-SBA and related consolidated cases

Since October 3, 2007, a series of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. One such suit was subsequently dismissed. The lawsuits allege that the Company’s officers and directors made false or misleading statements to investors in connection with the Company’s initial public offering and thereafter, and that the Company’s registration statement and prospectus contained false or misleading statements regarding the Company’s business prospects. The plaintiffs purport to represent anyone who purchased the Company’s common stock in the initial public offering, or purchased the Company’s common stock between March 14 and September 27, 2007. The lawsuits assert causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuits seek unspecified monetary damages. In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. The Company anticipates that the lead plaintiff will file a consolidated complaint by the end of May 2008. In December 2007, a similar complaint was filed in the Superior Court for the City and County of San Francisco and subsequently removed by the defendants to the United States District Court, and consolidated into the federal actions described above. The plaintiff’s motion to return the case to the California state court is scheduled to be heard by the Court in May 2008. The lawsuits are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. As a component of these lawsuits, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.

Ifrah v. Bassan-Eskenazi, et. Al., Case No. 468401

In December, 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with the Company’s disclosures in connection with the Company’s initial public offering and thereafter, in particular by allegedly issuing false and misleading statements in the Company’s registration statement and prospectus regarding the Company’s business prospects. The lawsuit seeks unspecified monetary damages and injunctive relief on behalf of the Company, including unspecified corporate governance reforms. To date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until July 22, 2008. The lawsuit is in its earliest stages, and it is not possible for the Company to quantify the extent of potential liabilities, if any.

BigBand Networks, Inc. v. Imagine Communications, Inc., Case No. 07-351

On June 5, 2007, the Company filed suit against Imagine Communications, Inc in the U.S. District Court, District of Delaware, alleging infringement of certain U.S. Patents. These patents cover advanced video processing and bandwidth management techniques. The lawsuit seeks injunctive relief, along with damages for willful infringement. The Company is subject to certain counterclaims and legal proceedings related to its lawsuit against Imagine Communications, Inc. No trial date has been set. The Company intends to defend itself vigorously against such counterclaims. Currently, the Company is unable to estimate the possible loss or range of loss associated with these actions, if any.

8. Stockholders’ Equity

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

Common Stock Warrants

The Company had the following unexercised common stock warrants outstanding at both March 31, 2008 and December 31, 2007 (in thousands, except per share data):

Expiration Date	Exercise Price per Share	Shares Unexercised
February 20, 2010	$1.79	268
June 29, 2011	$4.37	160

		428

Equity Incentive Plans

On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan). A total of 6,000,000 shares of common stock were reserved for future issuance under the 2007 Plan, which became effective on March 15, 2007. The Company no longer grants stock options under the 1999, 2001, and 2003 share option and incentive plans. Cancelled or forfeited stock option grants under those plans will be and shares authorized but unissued as of March 15, 2007 under such plans were added to the total amount of shares available for grants under the 2007 Plan up to a maximum of 20,005,559 shares. The 2007 Plan contains an “evergreen” provision, pursuant to which an automatic annual increase of authorized shares is added on the first day of each fiscal year equal to the lesser of (a) 6,000,000 shares, (b) 5% of the outstanding shares on December 31 of the previous year or (c) a lesser amount determined by the Board of Directors.

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

Data pertaining to stock option activity under the plans during the three months ended March 31, 2008 was as follows (in thousands, except per share and period data):

	Number of Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	13,851	$3.85	7.33	$26,651
Granted	576	$5.87
Exercised	(836)	$1.81
Canceled	(343)	$5.17

Outstanding at March 31, 2008	13,248	$4.03	7.3	$28,949

Vested and expected to vest	12,849		7.25	$28,738

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and $5.73, the closing price of our common stock at March 31, 2008 (the last trading day of the quarter), multiplied by the shares outstanding, vested, and expected to vest.

Restricted Stock Units

The 2007 Plan provides for grants of restricted stock units (RSUs) that generally vest over four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant. For the three months ended March 31, 2008, the Company recorded stock-based compensation expense of $0.3 million.

The following table summarizes the Company’s restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2007	356	$14.61	$1,832
Granted	18	$6.47
Cancelled	(40)	$—

Outstanding, March 31, 2008	334	$13.67	$1,916

Vested and expected to vest	307		$1,761

Employee Stock Purchase Plan

On January 31, 2007, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of common stock were reserved for future issuance under the ESPP, which became effective on March 15, 2007. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each offering period, whichever is lower. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. For the three months ended March 31, 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.3 million. The ESPP contains an “evergreen” provision, pursuant to which an automatic annual increase is added on the first day of each fiscal year equal to the lesser of (a) 3,000,000 shares, (b) 2% of the outstanding shares on December 31 of the previous year or (c) a lesser amount determined by the Board of Directors.

Stock Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of ESPP awards under SFAS 123R. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The computation of expected volatility is derived from historical volatilities of several comparable companies within the communications equipment industry. For the three months ended March 31, 2008 and March 31, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletins 107 and 110.

The fair value of stock-based awards was estimated on the date of grant using the following assumptions:

	Three months ended March 31,
	2008	2007
Stock Options
Expected volatility	71%	91%
Expected term	6 years	6 years
Risk-free interest	2.95%	4.62%
Expected dividends	—	—
Stock Purchase Plan
Expected volatility	90%	—
Expected term	0.5 years	—
Risk-free interest	3.71%	—
Expected dividends	—	—

The Company allocated stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2008	2007
Cost of net revenues	$454	$273
Research and development	1,258	673
Sales and marketing	720	1,152
General and administrative	794	314

	$3,226	$2,412

As of March 31, 2008, total unrecognized stock compensation expense relating to unvested stock options and restricted stock units, adjusted for estimated forfeitures, was $32.4 million and $4.5 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.9 years for employee stock options and 3.4 for restricted stock units.

9. Segment Reporting

The Company reports as a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below.

Net revenues by geographical region are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$34,713	$47,341
Americas, excluding United States	2,090	391
Asia	1,536	2,973
Europe	1,567	2,129

	$39,906	$52,834

Net revenues are allocated to the geographical region based on the shipping destination of customer orders.

Product line disclosures are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Video	$30,988	$40,085
Data	975	5,571

	$31,963	$45,656

Long-lived assets (in thousands):

	As of March 31, 2008	As of December 31, 2007
United States	$9,863	$9,358
Israel	7,984	7,752
Other	300	322

	$18,147	$17,432

10. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). As a result of the implementation of FIN 48, the Company did not make any change to the January 1, 2007 balance of retained earnings. The Company classifies interest and penalties as a component of tax expense.

As of March 31, 2008, the Company has total gross unrecognized tax benefits of approximately $1.4 million, which did not change from December 31, 2007. Of the total gross unrecognized tax benefits, no amount, if recognized, would reduce our effective tax rate in the period of recognition. It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a material impact on its financial position.

For the three months ended March 31, 2008 and 2007, the Company recognized no amounts of interest and penalties related to unrecognized tax benefits in its provision for income taxes.

The Company’s only major tax jurisdictions are the United States and Israel. The tax years 1998 through 2007 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in Israel.

11. Subsequent Events

On April 29, 2008, the Audit Committee of the Board of Directors authorized a restructuring plan pursuant to which employees are terminated under a plan of termination described in Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). A total of $1.2 million in charges is expected to be incurred in connection with this plan, including charges of $0.4 million for severance costs and $0.8 million for lease termination costs.

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

Overview

BigBand Networks, Inc. develops, markets and sells network-based platforms that enable cable operators and telephone companies to offer video services across coaxial, fiber and copper networks. We have significant expertise in rich media processing, communications networking and bandwidth management. Leading service providers use our product applications to offer video services to tens of millions of subscribers, 24 hours a day, seven days a week. We have sold our product applications to more than 200 customers globally, including six of the ten largest service providers in the United States.

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

Net Revenues. We derive our net revenues from sales of, and services for Video and, to a lesser extent, Data products. Our product revenues are comprised of a combination of software licenses and hardware. Our primary Video products include Digital Simulcast, TelcoTV and Switched Digital Video. Our Data products include High-Speed Data and Voice-over-IP, which we retired in October 2007. Going forward we do not expect revenues from our Data product to be material.

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

Operating Expense. Our operating expense consists of research and development, sales and marketing, general and administrative, amortization of intangible assets and restructuring charges. Personnel related costs are the most significant component of total operating expense.

Research and development expense is the largest functional component of our operating expense and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Westborough, Massachusetts; Redwood City, California and Shenzhen, Peoples’ Republic of China. We expect our research and development expenses to increase modestly in absolute dollars in the three months ending June 30, 2008.

Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses, depreciation expenses for demonstration equipment used for trade-shows, and allocated facilities and information technology expense. Marketing programs are intended to generate net revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to remain relatively flat in absolute dollars in the three months ending June 30, 2008.

General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional fees, and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and information technology and other consulting costs. We expect general and administrative expense to increase in absolute dollars in the three months ending June 30, 2008, as we continue to incur costs related to a securities class action lawsuit, ongoing patent infringement litigation and Sarbanes-Oxley compliance.

Restructuring charges consist primarily of severance costs, lease termination costs and other associated costs under an authorized plan approved by the Audit Committee of the Board of Directors on October 29, 2007. The three months ended March 31, 2008 included restructuring charges of $0.3 million related to the reduction in company-wide headcount.

Significant events during the three months ended March 31, 2008 included the following:

•	Total net revenues decreased 24.5% to $39.9 million in the three months ended March 31, 2008 from $52.8 million in the three months ended March 31, 2007.

•	We launched our Fifth-Generation Switched Digital Video Platform to enable performance and reliability enhancements to the industry’s most widely-deployed switched digital video solution.

•	In the three months ended March 31, 2008, 87.0% of our net revenues were from customers in the United States compared to 89.6% of net revenues in the three months ended March 31, 2007.

•

Our top five customers accounted for 80.2% of our net revenues in the three months ended March 31, 2008 compared to 82.9% in the three months ended March 31, 2007. Time Warner Cable, Cox Communications, Verizon and Cablevision each represented 10% or more of our net revenues in the three months ended March 31, 2008. We believe that for the foreseeable future our net revenues will continue to be concentrated in a relatively small number of large customers.

•	Gross margin for the three months ended March 31, 2008 was unusually high at 61.1% compared to 57.5% in the three months ended March 31, 2007.

•

Net loss for the three months ended March 31, 2008 was $1.9 million compared to a net loss of $1.0 million in the same period in 2007. The net loss for the three months ended March 31, 2008 included a stock-based compensation expense of $3.2 million, a restructuring charge of $0.3 million and amortization of intangibles of $0.1 million.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of our consolidated financial statements requires our management to make estimates, assumptions ,and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

Critical accounting policies that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, accounting for the valuation of inventories, accounting for warranty liabilities, accounting for stock-based compensation, accounting for the allowance for doubtful accounts, accounting for the impairment of intangible assets and other long-lived assets, and accounting for income taxes, which policies are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2007 Annual Report on Form 10-K filed with the SEC on March 12, 2008. The Company adopted SFAS 157, Fair Value Measurements, in the current period without material impact to the financial statements. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of total net revenues:

	Three months ended March 31,
	2008	2007
Net revenues:
Products	80.1%	86.4%
Services	19.9%	13.6%

Total net revenues	100.0%	100.0%

Cost of net revenues:
Products	30.8%	36.1%
Services	8.1%	6.4%

Total cost of net revenues	38.9%	42.5%

Gross profit:
Products	49.3%	50.3%
Services	11.8%	7.2%

Total gross profit	61.1%	57.5%

Operating expenses:
Research and development	36.1%	24.7%
Sales and marketing	19.7%	19.5%
General and administrative	12.1%	6.7%
Amortization of intangibles	0.4%	0.3%
Restructuring	0.8%	—

Total operating expenses	69.1%	51.2%

Operating income (loss)	(8.0)%	6.3%
Other income (expense), net	4.4%	(8.5)%

Net loss before benefit from income tax	(3.6)%	(2.2)%
Provision for (benefit from) income taxes	1.2%	(0.4)%

Net loss	(4.8)%	(1.8)%

Net Revenues

Total net revenues decreased 24.5% to $39.9 million for the three months ended March 31, 2008 from $52.8 million in the three months ended March 31, 2007.

Product Revenues. Product revenues for the three months ended March 31, 2008 were $32.0 million compared to $45.7 million in the three months ended March 31, 2007, a decrease of $13.7 million, or 30.0%. This decrease was primarily due to a decline in revenue from sales of our TelcoTV product application, and to a lesser extent a decrease in Data revenues following the retirement of our cable modem termination system (CMTS) platform in the three months ended December 31, 2007. These decreases were offset in part by an increase in other Video product application revenues in the three months ended March 31, 2008, primarily due to customer acceptance of our Switched Digital Video offering.

Services Revenues. Services revenues for the three months ended March 31, 2008 were $7.9 million compared to $7.2 million in the three months ended March 31, 2007, an increase of $0.7 million, or 10.7%. The increase was primarily due to an increase in customer support and maintenance revenues earned on a larger installed base of products.

Gross Profit/Gross Margin

Gross profit for the three months ended March 31, 2008 was $24.4 million compared to $30.4 million in the three months ended March 31, 2007, a decrease of $6.0 million, or 19.8% due to substantially lower revenues. Gross margin increased to 61.1% in the three months ended March 31, 2008 compared to 57.5% in the three months ended March 31, 2007.

Product Gross Margin. Product gross margin for the three months ended March 31, 2008 was 61.4% compared to 58.2% in the three months ended March 31, 2007. This increase of 3.2% was primarily due to the product mix, including an unusually high concentration of software revenues, which result in a higher gross margin than hardware revenues. Additionally, this increase was due to sales related to the expansion of existing deployments, which generally have higher margins due to lower materials costs. To a lesser extent, product gross margins benefited from the sale of previously reserved CMTS platform inventory. We do not expect product margins to remain at this level in the future because we expect the product mixture on future customer orders to include a higher concentration of hardware. Product gross margin for the three months ended March 31, 2008 and 2007 include stock compensation of $0.3 million and $137,000, respectively.

Services Gross Margin. Services gross margin for the three months ended March 31, 2008 was 59.5% compared to 53.1% in the three months ended March 31, 2007. This increase was primarily related to a $0.8 million increase in services revenues, and to a lesser extent the result of a decrease in services organization headcount related to our restructuring. Services gross margin for the three months ended March 31, 2008 and 2007 include stock compensation of $0.2 million and $136,000, respectively.

Operating Expenses

Research and Development. Research and development expense was $14.4 million for the three months ended March 31, 2008, or 36.1% of net revenues, compared to $13.1 million in the three months ended March 31, 2007, or 24.7% of net revenues. The increase was primarily due to a $1.2 million increase in compensation costs related to stock compensation and bonus expense and, to a lesser extent, an increase in allocated facility expense and depreciation. Research and development expense includes stock-based compensation of $1.3 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expense was $7.9 million for the three months ended March 31, 2008, or 19.7% of net revenues, compared to $10.3 million in the three months ended March 31, 2007, or 19.5% of net revenues. The decrease of $2.4 million was primarily due to a $1.7 million decrease in compensation expenses associated with a reduction in employee headcount and, to a lesser extent, by a $0.3 million decrease in travel expenses and a $0.3 million decrease in marketing related activities, such as trade-shows and other public relations activities. Sales and marketing expense includes stock-based compensation of $0.7 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

General and Administrative. General and administrative expense was $4.8 million for the three months ended March 31, 2008, or 12.1 % of net revenues, compared to $3.5 million in the three months ended March 31, 2007, or 6.7% of net revenues. The $1.3 million increase was primarily due to a $0.6 million increase in legal fees related to a lawsuit filed against Imagine Communications, Inc. alleging patent infringement, and legal expenses associated with the securities class action litigation, along with a $0.2 million increase in Sarbanes-Oxley and other costs associated with being a public company. Additionally, we created the office of the Chief Operating Officer, which contributed to increased general and administrative expense in the three months ended March 31, 2008. General and administrative expense includes stock-based compensation of $0.8 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

        Restructuring Expenses. Restructuring expenses were $0.3 million during the three months ended March 31, 2008, or 0.8% of net revenues, compared to none for the three months ended March 31, 2007. On April 29, 2008, the Audit Committee of the Board of Directors authorized a restructuring plan pursuant to which charges of $1.2 million are expected to be incurred, including charges of approximately $0.4 million for severance costs and $0.8 million for lease termination costs.

Other Income (Expense), Net

In the three months ended March 31, 2008, other income (expense), net increased $6.3 million to an income of $1.8 million from an expense of $4.6 million in the three months ended March 31, 2007. Included in other income (expense), net in the three months ended March 31, 2008 and 2007 was interest income of $1.7 million and $0.9 million, respectively, and interest expense of $0.3 million in the three months ended March 31, 2007. The increase in interest income in the three months ended March 31, 2008 was the result of investing a significant portion of our initial public offering proceeds in interest earning cash equivalents and marketable securities. Proceeds from our initial public offering were also used to repay outstanding borrowings, which resulted in a decrease in interest expense in the three months ended March 31, 2008 compared to the same period in 2007. Other income (expense), net during the three months ended March 31, 2007 also reflected a $5.0 million charge from fair value adjustments of preferred stock warrants. Interest income is expected to drop each quarter for the remainder of the year, due to lower interest rates on cash and investments.

Provision for Taxes

Income tax expense for the three months ended March 31, 2008 was $0.5 million, or negative 32.0% of pre-tax loss, compared to a $0.2 million tax benefit, or 19.5% of pre-tax loss for the three months ended March 31, 2007. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 34% primarily due to a U.S. temporary and permanent difference on pre-tax loss creating an alternative minimum tax (AMT) expense, and state and foreign taxes in the three months ended March 31, 2008. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to temporary and permanent differences on projected pre-tax income creating a tax benefit in the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, our cash and cash equivalents and marketable securities totaled $150.0 million.

Operating Activities

Our operating activities used cash in the amount of $0.6 million for the three months ended March 31, 2008, primarily due to a decrease in deferred revenues of $3.6 million, decreases in accrued liabilities and accounts payable of $1.0 million, and our net loss of $1.9 million. These items were offset in part by decreases in trade receivables of $2.7 million, due to the timing of product shipments. We also had non-cash charges of $6.1 million during the period, comprised primarily of $3.2 million in stock based compensation and $2.4 million in depreciation on property and equipment.

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

Investing Activities

Our investing activities generated cash of $5.4 million in the three months ended March 31, 2008, primarily from net proceeds of marketable securities of $11.1 million, which were partially offset by the purchase of property and equipment of $5.7 million to support the growth in our business. These capital expenditures consisted primarily of computer and engineering equipment purchases.

Our investing activities used cash of $6.8 million in the three months ended March 31, 2007, primarily from net purchases of marketable securities of $3.6 million and the purchase of property and equipment of $3.2 million to support the growth in our business. These capital expenditures consisted primarily of computer and test equipment and software purchases.

Financing Activities

Our financing activities provided cash of $1.5 million in the three months ended March 31, 2008 from proceeds of the exercise of options.

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

We believe that our existing cash and cash equivalents, and existing marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access of adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be harmed.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q for recent accounting pronouncements that could affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. While we held $11.7 million of auction rate securities as of December 31, 2007, we currently hold no mortgage-backed or auction rate securities. As of March 31, 2008, our investments were in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% in the three months ended March 31, 2008, our interest income would have declined by approximately $0.2 million, assuming consistent investment levels.

Foreign Currency Risk

Our sales contracts are primarily denominated in United States dollars and therefore the majority of our net revenues are not subject to foreign currency risk. Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and New Israeli Shekel. Exchange rate fluctuations have historically had relatively little impact on our operating results and cash flows. In the three months ended March 31, 2008, the exchange rate fluctuation between the United States dollar and the Israeli New Shekel increased our operating expenses by approximately $0.8 million without hedging and $0.5 million with hedging compared to operating expenses in the three months ended December 31, 2007. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, during 2007 we established foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but will not always entirely eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short term in nature, continued depreciation of the United States dollar versus the Israeli New Shekel is likely to adversely impact our operating expenses in the future.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Commitments and Contingencies.”

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

The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:

•	available capital and access to financing;

•	annual budget cycles;

•	overall consumer demand for video services and the acceptance of newly introduced services;

•	competitive pressures, including pricing pressures;

•	the impact of industry consolidation;

•	the strategic focus of our customers and potential customers;

•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	discretionary customer spending patterns;

•	bankruptcies and financial restructurings within the industry; and

•	general economic conditions.

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

•

materially different acceptance criteria in master purchase agreements with key customers, which can result in large amounts of revenue being recognized, or deferred, as the different acceptance criteria are applied to large orders;

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

The markets for selling network-based hardware and software products to service providers are extremely competitive and have been characterized by rapid technological change. We compete broadly with system suppliers including ARRIS Group, Cisco Systems, Harmonic, Motorola, SeaChange International, Tandberg Television (a division of Ericsson), and a number of smaller companies. We may not be able to compete successfully in the future, which may harm our business.

Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we have. Given their capital resources, many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and are not as susceptible to downturns in a particular market. In addition, many of our competitors have been in operation much longer than we have and therefore have more long-standing and established relationships with domestic and foreign service providers. If any of our competitors’ products or technologies were to become the industry standard, our business would also be seriously harmed. If our competitors are successful in bringing their products to market earlier, or if their products are more technologically capable than ours, then our sales could be materially adversely affected.

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

We anticipate that our gross margins will fluctuate with changes in our product mix and expected decreases in the average selling prices of our products and software content, which may adversely impact our operating results.

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

Historically, a large portion of our sales have been to a limited number of customers. In the three months ended March 31, 2008, our top five customers accounted for 80.2% of our net revenues compared to 82.9% in the three months ended March 31, 2007. In the three months ended March 31, 2008, Time Warner Cable, Cox Communications, Verizon and Cablevision each represented 10% or more of our net revenues. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

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

To date, we have experienced significant operating losses. We were not profitable in the three months ended March 31, 2008 and do not expect to be profitable in the three months ending June 30, 2008. If we fail to achieve sustained profitability in the future, it would adversely impact our long-term business and we may not meet the expectations of the investment community in the future, which could have a material adverse impact on our stock price.

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

The markets in which we compete are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. Our product development efforts require substantial research and development expense. For example, as we develop new technology related to the delivery of video over IP networks, our research and development expense has increased as a percentage of revenues from 24.7% in the three months ended March 31, 2007 to 36.1% in the three months ended March 31, 2008. We expect research and development expense as a percentage of revenues to continue to be relatively high. Research and development expense in the three months ended March 31, 2008 was $14.4 million and in the three months ended March 31, 2007 was $13.1 million. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

Our products must interoperate with our customers’ existing networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and the devotion of substantial employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. For example, our products currently interoperate with set-top boxes marketed by vendors such as Cisco Systems and Motorola and with VOD servers marketed by SeaChange and C-COR. If we fail to maintain compatibility with these set-top boxes, VOD servers or other software or equipment found in our customers’ existing networks, we may face substantially reduced demand for our products, which would adversely affect our business, operating results and financial condition.

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

Our failure to adequately protect our intellectual property and proprietary rights, or to secure such rights on reasonable terms, may adversely affect us.

We hold numerous issued U.S. patents and have a number of patent applications pending in the United States and foreign jurisdictions. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Despite our efforts, other competitors may be able to develop technologies that are similar or superior to our technology, duplicate our technology to the extent it is not formally protected, or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

The steps that we have taken may not be able to prevent misappropriation of our technology. In addition, to prevent misappropriation we may need to take legal action to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. For example, on June 5, 2007, we filed a lawsuit in federal court against Imagine Communications, Inc., alleging patent infringement. This and other potential intellectual property litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties whether to avoid infringement or because a specific functionality is necessary for successful product launch. These third parties may be willing to enter into technology development or licensing agreements only on a costly royalty basis or on terms unacceptable to us, or not at all. Our failure to enter into technology development or licensing agreements on reasonable terms, when necessary, could limit our ability to develop and market new products and could cause our business to suffer. For example, we could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.

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

Our future success will depend on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. In addition, we have experienced an increase in voluntary attrition since our initial public offering. The loss of any of our senior management or other key product development or sales and marketing personnel, or our inability to timely and adequately fill vacant positions could adversely affect our future business, operating results and financial condition. In addition, a large number of our research and product development personnel have broad expertise in video algorithms, radio frequency and digital video standards that is vitally important in our product development efforts. If we were to lose a significant number of these research and development employees, our ability to develop successful new products would be harmed, and our revenues and operating results would likely suffer as a result. Competition for qualified management, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with our personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly senior management and engineers and other technical personnel, could negatively affect our business, operating results and financial condition.

Our expansion into international markets may not succeed.

International sales represented $5.2 million of our net revenues for the three months ended March 31, 2008, and $5.5 million of our net revenues for the three months ended March 31, 2007. As part of our restructuring efforts announced in October 2007, we substantially reduced the number of personnel dedicated to sales outside the United States. Our international sales will depend upon developing indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts whether because they are unable to provide support or otherwise, we maybe unable to grow or sustain our revenue in international markets.

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

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of March 31, 2008, we had 194 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to recruit qualified personnel in Israel.

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

Since October 3, 2007, a series of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us, certain of our officers and directors, and the underwriters of our initial public offering. One such suit was subsequently dismissed. The lawsuits allege that our officers and directors made false or misleading statements to investors in connection with our initial public offering and thereafter, and that our registration statement and prospectus contained false or misleading statements regarding our business prospects. The plaintiffs purport to represent anyone who purchased our common stock in the initial public offering, or purchased our common stock between March 14 and September 27, 2007. The lawsuits assert causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. We anticipate that the lead plaintiff will file a consolidated complaint by the end of May 2008. In December 2007, a similar complaint was filed in the Superior Court for the City and County of San Francisco and subsequently removed by the defendants to the United States District Court and consolidated into the federal actions described above. The plaintiff’s motion to return the case to the California state court is scheduled to be heard by the Court in May 2008. As a component of these lawsuits, we have the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.

On December 11, 2007, a shareholder derivative lawsuit was filed against certain of our officers and directors in the Superior Court for the County of San Mateo, California. The company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with our disclosures in connection with our initial public offering and thereafter, in particular by allegedly issuing false and misleading statements in our registration statement and prospectus regarding our business prospects. The lawsuit is in its earliest stages, and to date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until July 22, 2008.

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

As of March 31, 2008, we had $61.5 million in cash and cash equivalents and $88.5 million in investments in marketable debt securities. We have historically invested these amounts in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. While we held $11.7 million of auction rate securities as of December 31, 2007, we currently hold no mortgaged-backed or auction rate securities. However, certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm our results of operations, liquidity and financial condition.

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

Because a substantial portion of our employee base and one of our contract manufacturers are located in Israel, we are exposed to fluctuations in currency exchange rates between the U.S. dollar and the Israeli New Shekel. These fluctuations could have a material adverse impact on our financial results and cash flows.

A decrease in the value of the U.S. dollar relative to the Israeli New Shekel could increase the cost of operating expenses and procurement of raw materials to the extent we must purchase components denominated in the Israeli New Shekel. For example, from December 31, 2007 to March 31, 2008, the U.S. dollar declined 9% relative to the Israeli New Shekel. A weakened dollar could also increase the real cost to us of our expenses in countries outside the United States.

Currently, we hedge a portion of our anticipated future expenses and certain assets and liabilities denominated in the Israeli New Shekel. The hedging activities undertaken by us are intended to partially offset the impact of currency fluctuations. If our attempts to hedge against these risks are not successful, our net income could be adversely impacted. In addition, as our hedging program is relatively short term in nature, continued depreciation of the U.S. dollar versus the Israeli New Shekel is likely to adversely impact our operating expenses in the future.

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

ITEM 6.	EXHIBITS

(a) Exhibits

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.9A	Amendment to Offer Letter Agreement - Ran Oz

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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

Date: May 14, 2008

BigBand Networks, Inc.

By:	/s/ Robert Horton
Robert Horton, Vice President and General Counsel (Duly authorized signatory)

EXHIBIT INDEX

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.9A	Amendment to Offer Letter Agreement - Ran Oz

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.