Form 10-Q
period 2008-06-30
BigBand Networks, Inc.
filed 2008-08-14
CIK 1381325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐        Accelerated filer  ☐        Non-Accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2008, 64,020,306 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2008

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

BigBand Networks, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	As of June 30, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$50,854	$55,162
Marketable securities	107,915	99,358
Trade receivables, net of allowance for doubtful accounts of $148 and $142 at June 30, 2008 and December 31, 2007, respectively	25,195	27,855
Inventories, net	8,242	6,832
Prepaid expenses and other current assets	5,414	4,012

Total current assets	197,620	193,219
Property and equipment, net	17,193	17,432
Goodwill and other intangible assets, net	2,104	2,390
Other non-current assets	6,230	5,545

Total assets	$223,147	$218,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,532	$13,811
Accrued compensation and related benefits	9,450	6,475
Current portion of deferred revenues, net	49,395	48,256
Accrued warranty	2,944	3,502
Other current liabilities	6,597	11,879

Total current liabilities	77,918	83,923
Deferred revenues, net, less current portion	19,804	19,032
Accrued warranty, less current portion	1,085	857
Other non-current liabilities	409	—
Accrued long-term severance pay fund	4,005	3,188
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares designated at June 30, 2008 and December 31, 2007; 63,977 and 61,907 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	64	62
Additional paid-in capital	257,518	248,139
Deferred stock-based compensation	(65)	(203)
Accumulated other comprehensive (loss) income	(258)	248
Accumulated deficit	(137,333)	(136,660)

Total stockholders’ equity	119,926	111,586

Total liabilities and stockholders’ equity	$223,147	$218,586

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Products	$33,888	$46,261	$65,851	$91,917
Services	9,123	8,202	17,066	15,380

Total net revenues	43,011	54,463	82,917	107,297

Cost of net revenues:
Products	14,353	21,761	26,678	40,829
Services	3,285	3,611	6,499	6,981

Total cost of net revenues	17,638	25,372	33,177	47,810

Gross profit	25,373	29,091	49,740	59,487

Operating expenses:
Research and development	12,809	13,678	27,212	26,750
Sales and marketing	7,002	11,113	14,866	21,427
General and administrative	5,360	4,115	10,188	7,637
Restructuring charges	1,158	—	1,493	—
Amortization of intangible assets	143	143	286	286

Total operating expenses	26,472	29,049	54,045	56,100

Operating (loss) income	(1,099)	42	(4,305)	3,387
Interest income	1,202	2,157	2,871	3,038
Interest expense	—	(271)	—	(609)
Other income (expense), net	1,365	105	1,447	(4,997)

Income before provision for income taxes	1,468	2,033	13	819
Provision for income taxes	221	378	686	141

Net income (loss)	$1,247	$1,655	$(673)	$678

Basic net income (loss) per common share	$0.02	$0.03	$(0.01)	$0.02

Diluted net income (loss) per common share	$0.02	$0.02	$(0.01)	$0.01

Shares used in computing basic net income (loss) per common share	63,400	58,140	62,898	38,373

Shares used in computing diluted net income (loss) per common share	67,548	70,764	62,898	66,725

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating activities:
Net (loss) income	$(673)	$678
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	4,947	4,028
Amortization of intangible assets	286	286
Increase in accrued imputed interest on loan	—	21
Loss on disposal of property and equipment	244	187
Revaluation of preferred stock warrant liabilities	—	4,974
Stock-based compensation	5,663	5,360
Change in operating assets and liabilities:
Decrease in trade receivables	2,660	8,576
Increase in inventories, net	(1,410)	(3,384)
Increase in prepaid expenses and other current assets	(1,992)	(155)
(Increase) decrease in other non-current assets	(350)	1,111
Decrease in accounts payable	(1,978)	(5,267)
Increase in long-term severance pay fund	817	404
Decrease in accrued and other liabilities	(2,243)	(1,137)
Increase (decrease) in deferred revenues	1,911	(2,125)

Net cash provided by operating activities	7,882	13,557
Cash Flows from Investing activities:
Purchases of marketable securities	(106,804)	(77,195)
Proceeds from maturities or sale of marketable securities	98,015	32,415
Purchases of property and equipment	(7,252)	(6,739)
Increase in restricted cash	(3)	(770)

Net cash used in investing activities	(16,044)	(52,289)
Cash Flows from Financing activities:
Proceeds from the issuance of common stock	3,854	3,020
Principal payments on loans	—	(14,000)
Principal payments on capital lease obligations	—	(56)
Proceeds from initial public offering, net of expenses	—	88,010

Net cash provided by financing activities	3,854	76,974
Net (decrease) increase in cash and cash equivalents	(4,308)	38,242
Cash and cash equivalents at beginning of the period	55,162	38,570

Cash and cash equivalents at end of the period	$50,854	$76,812

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2008, and the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K dated March 12, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC. Not all financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007.

There have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2008 compared to the significant accounting policies described in the Company’s Form 10-K for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, valuation of inventories, valuation of stock-based compensation, provision for warranty claims, fair values of marketable securities, the allowance for doubtful accounts, restructuring costs, valuation of goodwill, other purchased intangible assets and long-lived assets. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

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

The Company provides allowances for customer credits that are estimated based on the terms of the arrangement and past history and adjusted periodically based on actual experience or future expectations. Allowances for customer credits are recorded as a liability or reductions of trade receivables.

Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and support. The Company’s customer service agreements (CSA) allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but can extend to five years for the Company’s telephone company customers. Revenues from other services, such as standard installation and training, are recognized when services are performed.

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

Deferred revenues consist primarily of deferred product revenues, net of the associated costs, and deferred service fees. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment or when the Company does not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of sales. The Company assesses the ability to collect from its customers based on a number of factors, including the credit worthiness of the customer and the past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

Cash and Cash Equivalents

The Company holds its cash and cash equivalents in checking, money market, and investment accounts with high credit quality financial instruments. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Marketable Securities

At June 30, 2008, marketable securities consisted principally of corporate debt securities, commercial paper, and debt of U.S. agencies with remaining time to maturity of two years or less. Auction rate securities, which were disposed of in January 2008, were considered short-term marketable securities due to their reset feature which was seven, twenty eight or thirty five days. The Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. The Company considers all other marketable securities with remaining time to maturity less than two years to be short-term marketable securities. The short-term marketable securities are classified in the balance sheet as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the marketable securities until maturity. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other expenses, net. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value of securities held as of June 30, 2008 and December 31, 2007 to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income, net of taxes. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

Concentration of Credit Risk and Significant Customers

The Company had two customers with a trade receivable balance of greater than 10% of the Company’s total trade receivables balances as of June 30, 2008, and three customers with individual trade receivable balances of greater than 10% of the Company’s total trade receivable balances as of December 31, 2007.

The Company recognized net revenues from three customers that were 10% or greater of the Company’s total net revenues for each of the three and six months ended June 30, 2008, and two customers that were 10% or greater of the Company’s total net revenues for each of the three and six months ended June 30, 2007.

Inventories, Net

Inventories, net consist of raw materials, work-in-process, and finished goods and are stated at the lower of standard cost or market. Standard costs approximate the first-in, first-out method. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that can not be increased in future periods.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. Through June 30, 2008, no impairment charges have been recorded.

Warranty Liabilities

The Company provides a warranty for its software and hardware products. In most cases, the Company warrants that its hardware will be free of defects in workmanship for one year, and that its software media will be free of defects for 90 days. In master purchase agreements with large customers, however, the Company often warrants that its products (hardware and software) will function in material conformance to specification for a period ranging from one to five years from the date of shipment. In general, the Company accrues for warranty claims based on the Company’s historical claims experience. In addition, the Company accrues for warranty claims based on specific events and other factors when the Company believes an exposure is probable and can be reasonably estimated. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Income Taxes

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.

Hedging Instruments

The Company has revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar, and that are subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. Beginning in 2007, the Company established a foreign currency risk management program to help offset some of the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. The Company’s practice is to use foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts to reduce its exposure to foreign currency exchange rate fluctuations. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company also enters into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company recognizes these derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as other income (expense), net on the statement of operations. These derivative instruments generally have maturities of 90 days or less. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, do not subject the Company to material balance sheet risk. Any gain or loss from these forward contracts is recognized in other income (expense), net in the period of change, including any unrealized gains or losses at period end. The unrealized gain on forward contracts that were outstanding as of June 30, 2008 was $35,000, and the notional amount (contractual amount of the derivative instrument) was $3.6 million.

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. The exposures are hedged using derivatives designated as cash flow hedges under SFAS 133. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The ineffective portion of the gain or loss is recognized in other income (expense), net immediately. These derivative instruments generally have maturities of 180 days or less. As of June 30, 2008, the amount of net unrealized and realized losses on derivatives designated as cash flow hedges and recorded in accumulated other comprehensive income (loss) was $0.2 million. The notional amount of the purchased currency option contracts, which are combined with sold currency option contracts, was $16.7 million as of June 30, 2008. During the three months ended June 30, 2008, the Company reduced its forecasted cash flows in Israeli New Shekels and therefore reduced the notional value of its outstanding derivatives with maturity dates from June through December 2008. As a result of this change in forecasted cash flow, the derivative instruments were no longer deemed to be highly effective resulting in the ineffective portion of the gain on these derivatives of $0.8 million to be recognized in other income (expense), net. In addition, the Company realized a gain of $0.2 million associated with reducing the notional value of its outstanding derivative instruments.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations. As of June 30, 2008, accumulated other comprehensive income (loss) was composed of net unrealized losses on marketable securities, and net unrealized and realized losses on derivatives designated as cash flow hedges. As of December 31, 2007, accumulated comprehensive income was composed of net unrealized gains on marketable securities, net unrealized and realized gains on cash flow hedges. The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$1,247	$1,655	$(673)	$678
Other comprehensive income items:
Change in cash flow hedges	(641)	—	(275)	—
Change in marketable securities	(461)	(18)	(231)	(17)

Comprehensive income (loss)	$145	$1,637	$(1,179)	$661

Accumulated other comprehensive income (loss) was comprised as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Net unrealized (loss) gain on cash flow hedges	$(230)	$45
Net unrealized (loss) gain on marketable securities	(28)	203

Total	$(258)	$248

Other Income (Expense), Net

Other income (expense), net consists of foreign currency translation gains and losses, and expenses resulting from fair value adjustments of redeemable convertible preferred stock warrants. During the three months ended June 30, 2008, the Company recognized foreign currency gains of $1.4 million, inclusive of the gains described above under “Hedging Instruments”. During the six months ended June 30, 2007, a non-cash charge of $5.0 million was recorded as a result of a remeasurement of redeemable convertible preferred stock warrant liabilities to the then current fair market value immediately prior to their conversion to common stock warrants.

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

Recently Issued Accounting Standards

In February 2008, the FASB issued Financial Staff Positions (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on its consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for periods beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial position, results of operations and cash flows.

3. Basic and Diluted Net Income (Loss) per Common Share

The computation of basic and diluted net income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$1,247	$1,655	$(673)	$678

Denominator:
Weighted average shares used in computing basic net income (loss) per common share	63,400	58,140	62,898	38,373
Convertible preferred stock converted during the period	—	—	—	16,273
Employee stock options	3,901	12,222	—	11,574
Employee stock purchase plan shares	39	41	—	33
Warrants to purchase common stock	208	361	—	472

Weighted average shares used in computing diluted net income (loss) per common share	67,548	70,764	62,898	66,725

Basic net income (loss) per common share	$0.02	$0.03	$(0.01)	$0.02

Diluted net income (loss) per common share	$0.02	$0.02	$(0.01)	$0.01

As of June 30, 2008 and 2007, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but that were excluded from the computation of diluted net income (loss) per share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities were as follows (shares in thousands):

	As of June 30,
	2008	2007
Restricted stock units	189	—
Stock options outstanding	6,934	4,679
Warrants to purchase common stock	—	83

4. Fair Value

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

As of June 30, 2008, the Company’s fair value measurements of its financial assets (cash equivalents and marketable securities) was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$26,585	$—	$—	$26,585
U.S. Agency debt securities	—	42,116	—	42,116
Corporate debt securities	—	32,332	—	32,332
Commercial paper	—	49,576	—	49,576
Municipal debt securities (taxable)	—	990	—	990

Total	$26,585	$125,014	$—	$151,599

5. Balance Sheet Data

Marketable Securities

Marketable securities included available-for-sale securities as follows (in thousands):

	As of June 30, 2008
	Amortized costs	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Agency debt securities	$45,112	$39	$(74)	$45,077
Corporate debt securities	27,375	84	(80)	27,379
Commercial paper	34,447	37	(15)	34,469
Municipal debt securities (taxable)	1,000	—	(10)	990

Total	$107,934	$160	$(179)	$107,915

	As of December 31, 2007
	Amortized costs	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Agency debt securities	$14,494	$15	$(2)	$14,507
Corporate debt securities	35,048	104	(10)	35,142
Commercial paper	36,763	93	(4)	36,852
Auction rate securities	11,650	—	—	11,650
Municipal debt securities (taxable)	1,200	7	—	1,207

Total	$99,155	$219	$(16)	$99,358

Inventories, Net

Inventories, net were comprised as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Raw materials, parts, supplies	$—	$49
Work-in-progress	159	172
Finished products	8,083	6,611

Total inventory, net	$8,242	$6,832

Property and Equipment, Net

Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Computers, software and related equipment	$17,926	$15,489
Office furniture and fixtures	1,209	1,372
Engineering and other equipment	26,965	24,984
Leasehold improvements	6,296	5,991

	52,396	47,836
Less: accumulated depreciation	(35,203)	(30,404)

Total property and equipment, net	$17,193	$17,432

Goodwill and Other Intangible Assets, Net

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of June 30, 2008 and December 31, 2007. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method and recorded over the intangible assets’ estimated useful lives of four to five years. Other intangible assets, net were comprised as follows (in thousands):

	Cost	Accumulated Amortization	Net Book Value
As of June 30, 2008
Patented products	$1,564	$(1,250)	$314
Customer relationships	670	(536)	134
Trade names	503	(503)	—

Total intangible assets	$2,737	$(2,289)	$448

	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2007
Patented products	$1,564	$(1,095)	$469
Customer relationships	670	(468)	202
Trade names	503	(440)	63

Total intangible assets	$2,737	$(2,003)	$734

The estimated future amortization expense of intangible assets as of June 30, 2008 is as follows (in thousands):

Six months ending December 31, 2008	$224
The year ending December 31, 2009	224

$448

Other Non-current Assets

Other non-current assets were comprised as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Severance pay fund	$2,660	$2,178
Deferred tax assets	551	551
Restricted cash	753	751
Security deposits	2,093	1,692
Other	173	373

Total	$6,230	$5,545

Accrued Warranty

Activity related to product warranty was as follows (in thousands):

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Balance at beginning of period	$4,359	$4,136
Warranty charged to cost of sales	1,072	2,933
Utilization of warranty	(893)	(1,848)
Other adjustments	(509)	(862)

Total accrued warranty	4,029	4,359
Less accrued warranty, current portion	(2,944)	(3,502)

Accrued warranty, less current portion	$1,085	$857

Other Current Liabilities

Other current liabilities were comprised as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Foreign, franchise, and other income tax liabilities	$1,462	$1,886
Sales and use tax payable	321	1,367
Customer prepayments	513	3,274
Accrued professional fees	1,511	976
Rent liabilities	1,881	1,530
Other	909	2,846

Total	$6,597	$11,879

6. Restructuring Charges

On October 29, 2007, the Audit Committee of the Board of Directors initiated a restructuring plan in connection with the retirement of the Company’s cable modem termination system platform under a plan of termination described in Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This resulted in aggregate net charges of approximately $3.3 million through March 31, 2008. Severance payments and related charges of approximately $2.5 million through March 31, 2008 consisted primarily of salary and expected payroll taxes and medical benefits. The Company’s plans also involved vacating several leased facilities throughout the world, with lease terms expiring through fiscal 2012 with estimated lease payments of $0.7 million, net of sublease income. Severance payments associated with the restructuring plan were completed as of June 30, 2008. The payment of costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to March 2012.

On April 29, 2008, the Audit Committee of the Board of Directors authorized a restructuring plan pursuant to which employees were terminated under a plan of termination described in SFAS 146. A total of $1.2 million in charges was incurred in connection with this plan during the three months ended June 30, 2008, including charges of $0.3 million for severance costs and $0.9 million for lease termination costs. Restructuring activity for the six months ended June 30, 2008 was as follows (in thousands):

	Balance, December 31, 2007	Charges	Cash Payments	Balance, June 30, 2008
Severance and related expenses	$731	$537	$(1,174)	$94
Vacated facilities costs	626	934	(334)	1,226
Other costs	106	22	(125)	3

Total	$1,463	$1,493	$(1,633)	$1,323

The restructuring charges above have been reflected separately as restructuring charges on the consolidated statement of operations. The balance of restructuring charges as of June 30, 2008 is included in other current and other non-current liabilities.

7. Legal Proceedings

In re BigBand Networks, Inc. Securities Litigation, Case No. C 07-5101-SBA

Since October 3, 2007, a series of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (IPO). One such suit was subsequently dismissed. In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complaint against the Company, the directors and officers who signed the Company’s IPO registration statement, and the underwriters of the Company’s initial public offering. The consolidated complaint alleges that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business strategy and prospects, and the prospects of the Company’s CMTS division in particular. The lead plaintiff purports to represent anyone who purchased the Company’s common stock in the initial public offering. The consolidated complaint asserts causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Defendants filed a motion to dismiss in August 2008. The lawsuit seeks unspecified monetary damages.

Wiltjer v. BigBand Networks, Inc., et. Al., Cast No. CGC-07-469661

In December 2007, a similar purported shareholder class action complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 was filed in the Superior Court for the City and County of San Francisco. The complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the Company’s IPO. The complaint alleges that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business prospects, product operability and CMTS platform. The plaintiff purports to represent anyone who purchased the Company’s common stock in the IPO. The complaint seeks unspecified monetary damages. The case was removed to the United States District Court, but subsequently returned to the Superior Court for the City and County of San Francisco. On August 11, 2008, the Court stayed the case in deference to the federal class action.

These lawsuits are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. As a component of these lawsuits, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.

Ifrah v. Bassan-Eskenazi, et. Al., Case No. 468401

In December 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with the Company’s disclosures in connection with the Company’s initial public offering and thereafter, in particular by allegedly issuing false and misleading statements in the Company’s registration statement and prospectus regarding the Company’s business prospects. The lawsuit seeks unspecified monetary damages and injunctive relief on behalf of the Company, including unspecified corporate governance reforms. To date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until January 29, 2009. The lawsuit is in its earliest stages, and it is not possible for the Company to quantify the extent of potential liabilities, if any.

BigBand Networks, Inc. v. Imagine Communications, Inc., Case No. 07-351

On June 5, 2007, the Company filed suit against Imagine Communications, Inc. in the U.S. District Court, District of Delaware, alleging infringement of certain U.S. Patents. These patents cover advanced video processing and bandwidth management techniques. The lawsuit seeks injunctive relief, along with monetary damages for willful infringement. The Company is subject to certain counterclaims and legal proceedings related to its lawsuit against Imagine Communications, Inc. No trial date has been set. The Company intends to defend itself vigorously against such counterclaims. Currently, the Company is unable to estimate the possible loss or range of loss associated with these actions, if any.

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

Common Stock Warrants

As of June 30, 2008, a warrant holder had unexercised warrants outstanding to purchase 267,858 shares of the Company’s common stock for an exercise price of $1.79 per share that expire on February 20, 2010. During the three months ended June 30, 2008, a warrant holder exercised its common stock warrants for 160,300 shares, and under the cashless exercise provisions of the warrant agreement received 67,663 shares in full settlement of the warrant.

Equity Incentive Plans

On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan). A total of 6,000,000 shares of common stock were reserved for future issuance under the 2007 Plan, which became effective on March 15, 2007. The Company no longer grants stock options under its 1999, 2001, and 2003 share option and incentive plans. Cancelled or forfeited stock option grants under those plans will be added to the total amount of shares available for grants under the 2007 Plan. In addition, shares authorized but unissued as of March 15, 2007 under the Company’s 1999, 2001 and 2003 share option and incentive plans were added to shares available for grants under the 2007 Plan up to a maximum of 20,005,559 shares. The 2007 Plan contains an “evergreen” provision, pursuant to which an automatic annual increase of authorized shares is added on the first day of each fiscal year equal to the lesser of (a) 6,000,000 shares, (b) 5% of the outstanding shares on December 31 of the previous year or (c) a lesser amount determined by the Board of Directors. The Board of Directors increased the amount of shares reserved under the 2007 Plan by 3,095,341 shares on February 14, 2008, which was equal to 5% of the outstanding shares as of December 31, 2007.

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

Data pertaining to stock option activity under the plans during the six months ended June 30, 2008 was as follows (in thousands, except per share and period data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	13,851	$3.85	7.33	$26,651
Granted	976	$5.83
Exercised	(1,856)	$1.69
Canceled	(942)	$6.12

Outstanding at June 30, 2008	12,029	$4.17	7.45	$17,681

Vested and expected to vest	11,681		7.41	$17,614

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and $4.73, the closing price per share of the Company’s common stock at June 30, 2008 (the last trading day of the quarter), multiplied by the shares outstanding, vested and expected to vest.

Restricted Stock Units

The 2007 Plan provides for grants of restricted stock units (RSUs) that generally vest over four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant and expensed over the vesting period, net of estimated forfeitures. In the three months ended June 30, 2008, the Company recorded a cumulative adjustment for the effect of changes in its estimated forfeitures, based on a review of actual forfeiture activity and expected future employee turnover. The adjustment resulted in a reduction to stock-based compensation expense of $0.4 million for the three and six months ended June 30, 2008. The effect of forfeiture adjustments for fiscal 2007 was insignificant.

The Company’s restricted stock unit activity was as follows (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2007	356	$14.61	$1,832
Granted	279	$5.46
Exercised	(4)	$5.98
Cancelled	(66)	$18.95

Outstanding, June 30, 2008	565	$9.65	$2,671

Vested and expected to vest	524		$2,479

Employee Stock Purchase Plan

On January 31, 2007, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of common stock were reserved for future issuance under the ESPP, which became effective on March 15, 2007. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each offering period, whichever is lower. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. For the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense associated with its ESPP of $0.4 million and $0.4 million, respectively . The ESPP contains an “evergreen” provision, pursuant to which an automatic annual increase is added on the first day of each fiscal year equal to the lesser of (a) 3,000,000 shares, (b) 2% of the outstanding shares on December 31 of the previous year or (c) a lesser amount determined by the Board of Directors. The Board of Directors increased the amount of shares reserved under the ESPP by 1,238,136 on February 14, 2008, which was equal to 2% of the outstanding shares as of December 31, 2007.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under SFAS 123R. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The computation of expected volatility is derived from historical volatilities of several comparable companies within the communications equipment industry. For the three and six months ended June 30, 2008 and 2007, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletins 107 and 110.

The fair value of stock-based awards was estimated on the date of grant using assumptions as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock Options
Expected volatility	66%	84%	66-71%	84-91%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest rate	3.31%	4.75%	2.95 - 3.31%	4.62-4.75%
Expected dividends	$—	$—	$—	$—
Stock Purchase Plan
Expected volatility	59%	55%	59-91%	55%
Expected term	0.5 years	0.6 years	0.5 years	0.6 years
Risk-free interest rate	1.87%	5.12%	1.87-3.71%	5.12%
Expected dividends	$—	$—	$—	$—

The Company allocated stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of net revenues	$435	$426	$889	$699
Research and development	636	1,058	1,894	1,731
Sales and marketing	529	1,037	1,249	2,189
General and administrative	837	427	1,631	741

	$2,437	$2,948	$5,663	$5,360

As of June 30, 2008, total unrecognized stock compensation expense relating to unvested stock options and restricted stock units, adjusted for estimated forfeitures, was $30.2 million and $3.9 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.71 years.

9. Segment Reporting

The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues are allocated to the geographical region based on the shipping destination of customer orders. Net revenues by geographical region were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	$38,547	$43,321	$73,260	$90,663
Americas, excluding United States	957	335	3,047	726
Asia	2,102	6,425	3,638	9,397
Europe	1,405	4,382	2,972	6,511

	$43,011	$54,463	$82,917	$107,297

Product line net revenues were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Video	$33,339	$38,642	$64,327	$78,727
Data	549	7,619	1,524	13,190

	$33,888	$46,261	$65,851	$91,917

Long-lived assets were as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
United States	$9,188	$9,358
Israel	7,743	7,752
Other	262	322

	$17,193	$17,432

10. Income Taxes

As part of the process of preparing the unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets.

Income tax expense for the three months ended June 30, 2008 was $0.2 million as compared to $0.4 million of income tax expense for the three months ended June 30, 2007. The decrease in tax expense related primarily to the reduction in quarterly pre-tax income. The effective tax rate for both the three months ended June 30, 2008 and June 30, 2007 differs from the U.S. federal statutory rate primarily due to the utilization of U.S. net operating loss carryforwards and foreign income taxes.

Income tax expense for the six months ended June 30, 2008 was $0.7 million as compared to $0.1 million of tax expense for the six months ended June 30, 2007. The increase in income tax expense relates primarily to higher pre-tax earnings in foreign jurisdictions, which do not have operating loss carryforwards. The effective tax rate for both the six months ended June 30, 2008 and June 30, 2007 differs from the U.S. federal statutory rate primarily due to the utilization of U.S. net operating loss carryforwards and foreign income taxes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our sales cycle for an initial customer purchase typically ranges from nine to twelve months, but can be longer. This process generally involves several stages before we can recognize revenues on the sale of our products—the customer’s evaluation of its technology needs and architecture; our response to a request for proposal; the configuration of our products to work within our customer’s network architecture; and the testing of our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition depends on satisfying complex customer acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Several of these stages are substantially outside of our control, and as a result, can cause our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a more compressed sales cycle.

Net Revenues. We derive our net revenues from sales of, and services for Video and, to a lesser extent, Data products. Our product revenues are comprised of a combination of software licenses and hardware. Our primary Video products include Digital Simulcast, TelcoTV and Switched Digital Video. Our Data products are High-Speed Data, IP Video and Voice-over-IP on our cable modem termination system (CMTS) platform, which we retired in October 2007. Going forward, we expect revenues from our Data products to remain immaterial.

Our services include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or enhanced level. The substantial majority of our customers have purchased our enhanced level of customer support and maintenance.

Cost of Net Revenues. Our cost of product revenues consists primarily of payments for components and product assembly, costs of product testing, provisions recorded for excess and obsolete inventory, provisions recorded for warranty obligations, and manufacturing overhead and allocated facilities and information technology expense. Cost of services revenues is primarily comprised of personnel costs in providing technical support, costs incurred to support deployment and installation within our customers’ networks, training costs and allocated facilities and information technology expense.

Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software and hardware sold, the average selling prices of our products, and the mix of revenue between products and services. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we expect the average selling prices of our products to decline over time due to competitive pricing pressures, but we seek to minimize the impact to our gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the complexity of design, integration and installation services. We expect gross margins to decrease in the three months ending September 30, 2008 compared to the three months ended June 30, 2008 primarily due to projected product mix, which varies quarterly, and no anticipated releases of warranty reserves in the three months ending September 30, 2008.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, amortization of intangible assets and restructuring charges. Personnel related costs are the most significant component of total operating expense.

Research and development expense is the largest functional component of our operating expense and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Westborough, Massachusetts; Redwood City, California and Shenzhen, Peoples’ Republic of China. We expect our research and development expenses to increase in the three months ending September 30, 2008 compared to the three months ended June 30, 2008 due to higher projected compensation expense for both new and existing employees as well as a projected increase in contractor expenditures.

Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses, depreciation expenses for demonstration equipment used for trade-shows, and allocated facilities and information technology expense. Marketing programs are intended to generate net revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to increase in the three months ending September 30, 2008 compared to the three months ended June 30, 2008 due to a modest projected increase in headcount and related compensation expense.

General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional fees, and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and information technology and other consulting costs. We expect general and administrative expense to increase for the remainder of 2008 as we continue to incur costs related to ongoing patent infringement litigation and Sarbanes-Oxley 404 compliance work.

Restructuring charges consist primarily of severance costs, lease termination costs and other associated costs under plans approved by the Audit Committee of our Board of Directors on October 29, 2007 and April 29, 2008. The three months ended June 30, 2008 included restructuring charges of $1.2 million, of which $0.9 million was for lease termination charges and $0.3 million was for severance costs related to a reduction in headcount.

Interest income. Interest income is expected to decline each quarter for the remainder of fiscal 2008 due to lower projected yield on cash, cash equivalents and investments.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The preparation of our consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, accounting for the valuation of inventories, accounting for warranty liabilities, accounting for stock-based compensation, accounting for the allowance for doubtful accounts, accounting for the impairment of intangible assets and other long-lived assets, and accounting for income taxes, which policies are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2007 Annual Report on Form 10-K filed with the SEC on March 12, 2008. We adopted SFAS 157, Fair Value Measurements, in the three months ended March 31, 2008 without material impact to our financial statements. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table shows the percentage relationships of the listed items from our condensed consolidated statements of operations, as a percentage of total net revenues:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues:
Products	78.8%	84.9%	79.4%	85.7%
Services	21.2%	15.1%	20.6%	14.3%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
Products	33.4%	40.0%	32.2%	38.1%
Services	7.6%	6.6%	7.8%	6.5%

Total cost of net revenues	41.0%	46.6%	40.0%	44.6%

Gross profit:
Products	45.4%	44.9%	47.2%	47.6%
Services	13.6%	8.5%	12.8%	7.8%

Total gross profit	59.0%	53.4%	60.0%	55.4%

Operating expenses:
Research and development	29.8%	25.1%	32.8%	24.9%
Sales and marketing	16.3%	20.4%	17.9%	20.0%
General and administrative	12.4%	7.5%	12.4%	7.1%
Restructuring charges	2.7%	—%	1.8%	—%
Amortization of intangible assets	0.3%	0.3%	0.3%	0.3%

Total operating expenses	61.5%	53.3%	65.2%	52.3%

Operating (loss) income	(2.5)%	0.1%	(5.2)%	3.1%
Interest income	2.8%	3.9%	3.5%	2.8%
Interest expense	—%	(0.5)%	—%	(0.6)%
Other income (expense), net	3.1%	0.2%	1.7%	(4.6)%

Income before provision for income taxes	3.4%	3.7%	—%	0.7%
Provision for income taxes	0.5%	0.7%	0.8%	0.1%

Net income (loss)	2.9%	3.0%	(0.8)%	0.6%

Net Revenues

Total net revenues decreased 21.0% to $43.0 million for the three months ended June 30, 2008 from $54.5 million in the three months ended June 30, 2007. Total net revenues decreased 22.7% to $82.9 million for the six months ended June 30, 2008 from $107.3 million in the six months ended June 30, 2007. The decrease for both the three and six months ended June 30, 2008 was due to the retirement of our CMTS platform products in October 2007 and a decrease in video revenues in both TelcoTV and Digital Simulcast.

In the three months ended June 30, 2008, 89.6% of our net revenues were from customers in the United States compared to 79.5% of net revenues in the three months ended June 30, 2007. In the six months ended June 30, 2008, 88.4% of our net revenues were from customers in the United States compared to 84.5% in the six months ended June 30, 2007.

Due to the nature of the cable and telecommunications industries, we sell our products to a limited number of large customers, which have varied over time. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues in the three and six months ended June 30, 2008. In the three months ended June 30, 2008, our top five customers accounted for 82.5% of our net revenues compared to 73.3% in the three months ended June 30, 2007. In the six months ended June 30, 2008, our top five customers accounted for 80.6% of our net revenues compared to 77.4% in the six months ended June 30, 2007. We believe that for the foreseeable future our net revenues will continue to be concentrated in a relatively small number of large customers.

Product Revenues. Product revenues decreased 26.7% to $33.9 million for the three months ended June 30, 2008 from $46.3 million in the three months ended June 30, 2007. Video revenues decreased $5.3 million for the three months ended June 30, 2008 from the comparable prior period, due to a decline in our TelcoTV and Digital Simulcast revenues. The decline in Video revenues was primarily a result of a $7.1 million decrease in revenues from our largest TelcoTV customer, which was partially offset by an increase in revenues from our newer Switched Digital Video products. Data revenues decreased $7.1 million for the three months ended June 30, 2008 from the comparable prior period primarily due to the retirement of our CMTS platform products.

Product revenues decreased 28.4% to $65.9 million for the six months ended June 30, 2008 from $91.9 million in the six months ended June 30, 2007. Video revenues decreased $14.4 million for the six months ended June 30, 2008 from the comparable prior period, due to a decline in our TelcoTV and Digital Simulcast revenues, primarily as a result of a $25.2 million decrease in revenues from our largest TelcoTV customer. Data revenues decreased $11.7 million for the six months ended June 30, 2008 from the comparable prior period due to the retirement of our CMTS platform products. These decreases were partially offset by an increase in revenues from our newer Switched Digital Video products.

Services Revenues. Services revenues for the three months ended June 30, 2008 were $9.1 million compared to $8.2 million in the three months ended June 30, 2007, an increase of $0.9 million or 11.2%. The increase was primarily due to a $1.0 million increase in Video installation and training and a $0.4 million increase in Video customer support and maintenance from our installed based of customers. This was partially offset by a $0.5 million decrease in customer support and maintenance revenue for CMTS platform products that were retired in October 2007.

Services revenues for the six months ended June 30, 2008 were $17.1 million compared to $15.4 million in the six months ended June 30, 2007, an increase of $1.7 million or 11.0%. The increase was primarily due to a $1.9 million increase in Video customer support and maintenance and a $0.8 million increase in Video installation and training. This was partially offset by a $1.0 million decrease of customer support and maintenance revenue for CMTS platform products that were retired in October 2007.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2008 was $25.4 million compared to $29.1 million in the three months ended June 30, 2007, a decrease of $3.7 million or 12.8%. Gross margin increased to 59.0% in the three months ended June 30, 2008 compared to 53.4% in the three months ended June 30, 2007.

Gross profit for the six months ended June 30, 2008 was $49.7 million compared to $59.5 million in the six months ended June 30, 2007, a decrease of $9.8 million or 16.4%. Gross margin increased to 60.0% in the six months ended June 30, 2008 compared to 55.4% in the six months ended June 30, 2007.

Product Gross Margin. Product gross margin for the three months ended June 30, 2008 was 57.6% compared to 53.0% in the three months ended June 30, 2007. This increase was due to favorable product mix as well as a $0.8 million decrease in warranty expense. The warranty expense decrease was attributable to the reversal of a warranty reserve related to our retired CMTS platform products for $0.6 million and lower warranty expense on our Video products for $0.2 million. To a lesser extent, product gross margins benefited by $0.3 million from the sale of previously reserved inventories of our retired CMTS platform products. Product gross margin for the three months ended June 30, 2008 and 2007 included stock-based compensation of $0.3 million for each period.

Product gross margin for the six months ended June 30, 2008 was 59.5% compared to 55.6% in the six months ended June 30, 2007. This increase was primarily due to an unusually high concentration of higher margin software revenues, primarily in the first quarter of 2008, as well as a $1.0 million decrease in warranty expense. The warranty expense decrease was attributable to the reversal of a warranty reserve primarily related to our retired CMTS platform products for $0.6 million and lower warranty expense on our video products for $0.4 million. Additionally, the increase was due to the sales related to the expansion of existing deployments, which generally have higher margins due to lower material costs. Product gross margins also benefited by $0.8 million from the sale of previously reserved inventories of our retired CMTS platform products. Product gross margin for the six months ended June 30, 2008 and 2007 included stock-based compensation of $0.6 million and $0.4 million, respectively.

Services Gross Margin. Services gross margin for the three months ended June 30, 2008 was 64.0% compared to 56.0% in the three months ended June 30, 2007. This increase was due to a $0.9 million increase in revenues and a $0.3 million reduction in the cost of services, primarily attributable to lower compensation expense and travel due to a reduction in headcount. Services gross margin for the three months ended June 30, 2008 and 2007 included stock-based compensation of $0.2 million for each period.

Services gross margin for the six months ended June 30, 2008 was 61.9% compared to 54.6% in the six months ended June 30, 2007. This increase was due to a $1.7 million increase in revenues and a $0.5 million reduction in cost of services, primarily attributable to lower compensation expense and travel due to a reduction in headcount. Services gross margin for both the six months ended June 30, 2008 and 2007 included stock-based compensation of $0.3 million.

Operating Expenses

Research and Development. Research and development expense was $12.8 million for the three months ended June 30, 2008, or 29.8% of net revenues, compared to $13.7 million in the three months ended June 30, 2007, or 25.1% of net revenues. The decrease of $0.9 million was primarily due to lower compensation expense and travel related to a reduction in headcount, which was slightly offset by an increase in contractor expense. Also, facility costs were lower for the three months ended June 30, 2008 as a result of our restructuring actions. Research and development expense includes stock-based compensation of $0.6 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively. The decline in stock-based compensation of $0.5 million was primarily due to a reversal of a portion of previously recorded stock-based compensation expense related to an adjustment of our estimated forfeitures for restricted stock units (RSUs) granted in May 2007.

Research and development expense was $27.2 million for the six months ended June 30, 2008, or 32.8% of net revenues, compared to $26.8 million in the six months ended June 30, 2007, or 24.9% of net revenues. The increase of $0.4 million was related to an increase in bonus expense, increased depreciation expense and higher allocated facility expenses. These were slightly offset by lower base salary compensation expense, lower travel as a result of the reduction in headcount and reduced lab and prototype expenditures. Research and development expense included stock-based compensation of $1.9 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expense was $7.0 million for the three months ended June 30, 2008, or 16.3% of net revenues, compared to $11.1 million in the three months ended June 30, 2007, or 20.4% of net revenues. The decrease of $4.1 million was primarily due to a $2.0 million decrease in compensation expense related to the reduction in headcount, a $0.7 million decrease in travel expenses, a $0.5 million decrease in overhead expenses and a $0.4 million decrease in marketing related activities, such as trade shows and public relations. Additionally, stock-based compensation decreased $0.5 million primarily due to a reduction in headcount. Sales and marketing expense included stock-based compensation of $0.5 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively.

Sales and marketing expense was $14.9 million for the six months ended June 30, 2008, or 17.9% of net revenues, compared to $21.4 million in the six months ended June 30, 2007, or 20.0% of net revenues. The decrease of $6.5 million was primarily due to a $3.2 million decrease in compensation expense related to the reduction in headcount, a $1.0 million decrease in travel expenses, a $0.7 million decrease in marketing related activities, such as trade shows and public relations and a $0.6 million decrease in overhead expenses. Additionally, stock-based compensation decreased $1.0 million primarily due to a reduction in headcount. Sales and marketing expense included stock-based compensation of $1.2 million and $2.2 million for the six months ended June 30, 2008 and 2007, respectively.

General and Administrative. General and administrative expense was $5.4 million for the three months ended June 30, 2008, or 12.4% of net revenues, compared to $4.1 million in the three months ended June 30, 2007, or 7.5% of net revenues. This increase of $1.3 million was due to $0.6 million increase in legal fees attributable to a lawsuit we filed against Imagine Communications, Inc. alleging patent infringement and legal expenses associated with the securities class action litigation. Additionally, there was a $0.4 million increase in audit and Sarbanes-Oxley 404 compliance work and a $0.4 million increase in stock-based compensation, which was partially offset by a net decrease in salary, travel, facilities and subcontractors of $0.1 million primarily related to a reduction in headcount. General and administrative expense included stock-based compensation of $0.8 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively.

General and administrative expense was $10.2 million for the six months ended June 30, 2008, or 12.4% of net revenues, compared to $7.6 million in the six months ended June 30, 2007, or 7.1% of net revenues. This increase of $2.6 million was primarily due to a $1.2 million increase in legal fees attributable to a lawsuit filed against Imagine Communications, Inc. alleging patent infringement and legal expenses associated with the securities class action litigation. Additionally, there was a $0.9 million increase in stock-based compensation and a $0.6 million increase in audit and Sarbanes-Oxley 404 compliance work, which was partially offset by a net decrease in salary, travel, facilities and subcontractors of $0.1 million primarily related to a reduction in headcount. General and administrative expense included stock-based compensation of $1.6 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively.

Restructuring charges. Restructuring charges were $1.2 million for the three months ended June 30, 2008, or 2.7% of net revenues, and were $1.5 million for the six months ended June 30, 2008, or 1.8% of net revenues, compared to none for the same periods in 2007. The $1.5 million restructuring charges were for lease termination charges of $0.9 million and severance and related expenses of $0.6 million due to a reduction in headcount.

Interest Income

Interest income was $1.2 million for the three months ended June 30, 2008 compared to $2.2 million for the three months ended June 30, 2007. Interest income was $2.9 million for the six months ended June 30, 2008 compared to $3.0 million in the six months ended June 30, 2007. The decrease in interest income in the three and six month periods ended June 30, 2008 from the comparable prior periods in 2007 was the result of lower interest rates.

Interest expense

Interest expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively. A portion of proceeds from our initial public offering was used to repay outstanding borrowings, which resulted in the elimination of interest expense in the three and six months ended June 30, 2008.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2008 was $1.4 million compared to $0.1 million for the three months ended June 30, 2007. During the three months ended June 30, 2008, we reduced our forecasted cash flows in Israeli New Shekels and reduced the notional value of our outstanding derivatives with maturity dates of June through December 2008. As a result, our derivative instruments were no longer deemed effective from an accounting perspective, resulting in a $1.0 million gain in the three months period ended June 30, 2008, which was not recognized in the comparable prior period. Additionally, we recognized foreign exchange gains of $0.4 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively.

Other income (expense), net for the six months ended June 30, 2008 was $1.4 million income compared to $5.0 million expense for the six months ended June 30, 2007. The six months ended June 30, 2008 included the $1.0 million derivative gain previously described, which was not realized in the comparable prior period and $0.5 million of exchange gains. The six months ended June 30, 2007 included a $5.0 million charge from fair value adjustments of preferred stock warrants. Upon the completion of our initial public offering on March 27, 2007, the warrants to purchase redeemable convertible preferred stock became warrants to purchase our common stock and accordingly we ceased adjusting these warrants for changes in fair value and reclassified their respective liabilities to stockholders’ equity.

Provision for Income Taxes

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

We recorded a valuation allowance as of June 30, 2008 against certain deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain these valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Income tax expense for the three months ended June 30, 2008 decreased to $0.2 million on pre-tax income of $1.5 million, compared to $0.4 million of tax expense on pre-tax income of $2.0 million for the three months ended June 30, 2007. The decrease in income tax expense related primarily to the reduction in pre-tax income. The effective tax rate for the three months ended June 30, 2008 and June 30, 2007 differed from the U.S. federal statutory rate primarily due to the utilization of U.S. net operating loss carryforwards and foreign income taxes.

Income tax expense for the six months ended June 30, 2008 was $0.7 million on pre-tax income of $13,000, compared to $0.1 million of tax expense on pre-tax income of $0.8 million for the six months ended June 30, 2007. The increase in income tax expense related primarily to higher pre-tax earnings in foreign jurisdictions, which do not have operating loss carryforwards. The effective tax rate for the six months ended June 30, 2008 and June 30, 2007 differed from the U.S. federal statutory rate primarily due to the utilization of U.S. net operating loss carryforwards and foreign income taxes.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were comprised as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007	Increase (decrease)
Cash and cash equivalents	$50,854	$55,162	$(4,308)
Marketable securities	107,915	99,358	8,557

Total	$158,769	$154,520	$4,249

The increase in cash and cash equivalents and investments was primarily a result of cash provided by operating activities of $7.9 million, and the issuance of common stock of $3.9 million related to employee stock option exercises and employee stock purchases, which were partially offset by our capital expenditures of $7.3 million. We believe that our cash and cash equivalents and marketable securities position allows us to use our cash resources for strategic investments to gain access to new technologies and working capital.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management and the timing and amount of taxes and other payments.

Operating Activities

Our operating activities provided cash of $7.9 million for the six months ended June 30, 2008, primarily due to profitability after excluding non-cash charges of $11.1 million for the period. These non-cash charges were primarily comprised of $5.7 million in stock-based compensation and $4.9 million in depreciation of property and equipment. The decrease in trade receivables was $2.7 million primarily due to increased collections, partially offset by decreases in accounts payable and accrued and other liabilities of $4.3 million.

Trade Receivables, Net

Trade receivables, net was as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007	Increase (decrease)
Trade receivables, net	$25,195	$27,855	$(2,660)

Our trade receivables balance varies from period to period based upon the timing of shipments and customer collections.

Inventories, Net

Inventories, net were as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007	Increase (decrease)
Inventories, net	$8,242	$6,832	$1,410

Finished goods consist primarily of build-to-order and build-to-stock products, and include spares of reusable equipment related to our technical support and warranty activities. All inventories are accounted for at the lower of standard cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of net revenues.

Deferred Revenues, Net

Deferred revenues, net were comprised as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007	Increase (decrease)
Deferred revenues, net	$69,199	$67,288	$1,911

Reported as:
Current	$49,395	$48,256	$1,139
Non-current	19,804	19,032	772

Total	$69,199	$67,288	$1,911

The increase in deferred revenues reflects shipments that did not meet revenue recognition criteria and volume of services revenues, partially offset by the ongoing amortization of deferred services revenues.

Investing Activities

Our investing activities used cash of $16.0 million in the six months ended June 30, 2008, primarily from net purchases of marketable securities of $8.8 million and the purchase of property and equipment of $7.3 million to support our business, which consisted primarily of computer and engineering equipment purchases. Our investing activities used cash of $52.3 million in the six months ended June 30, 2007, primarily from net purchases of marketable securities of $44.8 million and the purchase of property and equipment of $6.7 million, which consisted primarily of computer and test equipment and software purchases.

Financing Activities

Our financing activities provided cash of $3.9 million in the six months ended June 30, 2008 as compared to $77.0 million in the six months ended June 30, 2007. The cash provided in the current period of $3.9 million resulted from the issuance of common stock upon the exercise of stock options and employee stock purchases. During the six months ended June 30, 2007, our initial public offering generated net proceeds of $88.0 million from the sale of 7.5 million shares of common stock, a portion of which funds were utilized to repay our $14.0 million loan.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations, and our ability to access capital markets, including committed credit lines, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings and other liquidity requirements associated with our operations through at least the next 12 months. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity, the availability, and our requirements for capital resources.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Effects of Inflation

Our monetary assets, consisting primarily of cash, marketable securities and receivables, are not affected by inflation because they are short-term in duration. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products and services offered by us.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for recent accounting pronouncements that could affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To control this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. While we held $11.7 million of auction rate securities as of December 31, 2007, we currently hold no mortgage-backed or auction rate securities. As of June 30, 2008, our investments were in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% in the three months ended June 30, 2008, our interest income would have declined by approximately $0.1 million, assuming consistent investment levels.

Foreign Currency Risk

Our sales contracts are primarily denominated in United States dollars and therefore the majority of our net revenues are not subject to foreign currency risk. Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and New Israeli Shekel. In the three months ended June 30, 2008, the exchange rate fluctuation between the United States dollar and the Israeli New Shekel increased our operating expenses by approximately $0.4 million without hedging and reduced our operating expenses by $0.1 million with hedging. An adverse change in exchange rates of 10% for all foreign currencies, without any hedging, would have resulted in a decline of income before taxes of approximately $1.1 million for the three months ended June 30, 2008. We expect that a similar adverse movement in the three months ended September 30, 2008, without any hedging, would cause a comparable decrease in income.

To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, during 2007 we established foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but will not always entirely eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short term in nature, continued depreciation of the United States dollar versus the Israeli New Shekel is likely to adversely impact our operating expenses in the future. During the three months ended June 30, 2008, we reduced our forecasted cash flows in Israeli New Shekels and therefore reduced the notional value of our outstanding derivatives with maturity dates of June through December 2008. As a result of this change in forecasted cash flow the derivative instruments were no longer deemed effective from an accounting perspective, resulting in a $1.0 million gain in the three months ended June 30, 2008, which was not recognized in the comparable prior period. Additionally, we recognized foreign exchange gains of $0.4 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Legal Proceedings.”

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

The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:

•	available capital and access to financing;

•	annual budget cycles;

•	overall consumer demand for video services and the acceptance of newly introduced services;

•	competitive pressures, including pricing pressures;

•	the impact of industry consolidation;

•	the strategic focus of our customers and potential customers;

•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

•	work stoppages or other labor-related issues that may impact the timing of orders and revenues from our customers;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	discretionary customer spending patterns;

•	bankruptcies and financial restructurings within the industry; and

•	general economic conditions.

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

In recent years, we have seen consolidation among our competitors, such as Cisco’s acquisition of Scientific Atlanta, Motorola’s acquisition of Terayon, and purchases of VOD solutions by each of Arris, Cisco, Harmonic and Motorola. In addition, some of our competitors have entered into strategic relationships with one another to offer a more comprehensive solution than would be available individually. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in the evolving industry for video. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do, and are much better positioned than we are to offer complementary products and technologies. These combined companies may offer more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete while sustaining acceptable gross margins. Finally, continued industry consolidation may impact customers’ perceptions of the viability of smaller companies, which may affect their willingness to purchase products from us. These competitive pressures could harm our business, operating results and financial condition.

Certain of our competitors have integrated products performing functions similar to our products into their existing network infrastructure offerings, and consequently our existing and potential customers may decide against using our products in their networks, which would harm our business.

Other providers of network-based hardware and software products are offering functionality aimed at solving similar problems addressed by our products. For example, several vendors have recently announced products designed to be competitive with our Switched Digital Video product application. The inclusion of functionality perceived to be similar to our product offerings in our competitors’ products that have been accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding components from a different vendor. Many of our existing and potential customers have invested substantial personnel and financial resources to design and operate their networks and have mature relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, our customers’ other vendors with a broader product offering may be able to offer pricing or other concessions that we are not able to match because we currently offer a more modest suite of products and have fewer resources. If our existing or potential customers are reluctant to add network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

We anticipate that our gross margins will fluctuate with changes in our product mix and expected decreases in the average selling prices of our products and software content, which may adversely impact our operating results.

Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to the decrease of our average selling prices. Our failure to develop and introduce new products on a timely basis would likely contribute to a decline in gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of these lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

Our anticipated growth will depend significantly on our ability to deliver products that help enable telephone companies to provide video services. If the projected growth in demand for video services from telephone companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our Video products will suffer.

Prior to 2006, our sales were principally to cable operators. Since 2006, we have generated significant revenues from telephone companies. Our future growth, if any, is dependent on our ability to sell Video products to telephone companies that are increasingly reliant on the delivery of video services to their customers. Although a number of our existing products are being deployed in these networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telephone company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telephone companies to provide video services without upgrading their current system infrastructure or that allow them a more cost-effective method of delivering video services than our products, projected sales of our Video products will suffer. Even if these providers choose our Video products, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.

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

Historically, a large portion of our sales have been to a limited number of customers. Sales to our five largest customers accounted for approximately 82.5% of our net revenues in the three months ended June 30, 2008 compared to 73.3% in the three months ended June 30, 2007. In the six months ended June 30, 2008, our top five customers accounted for 80.6% of our net revenues compared to 77.4% in the six months ended June 30, 2007. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues in the three and six months ended June 30, 2008. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

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

To date, we have experienced significant operating losses. Although we were profitable in the three months ended June 30, 2008, we have not achieved sustained profitability. For example, we were unprofitable for the three months ended March 31, 2008. If we fail to achieve sustained profitability in the future, it would adversely impact our long-term business and we may not meet the expectations of the investment community in the future, which could have a material adverse impact on our stock price.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive, and our product development efforts require substantial research and development expense.

The markets in which we compete are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. Our product development efforts require substantial research and development expense. For example, as we develop new technology primarily related to the delivery of video over IP networks, our research and development expense has increased as a percentage of revenues from 24.9% in the six months ended June 30, 2007 to 32.8% in the six months ended June 30, 2008. We expect research and development expense as a percentage of revenues to continue to be relatively high. Research and development expense in the three months ended June 30, 2008 was $12.8 million and in the three months ended June 30, 2007 was $13.7 million. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

In addition, if actual orders are materially lower than the indications we receive from our customers, our ability to manage our inventory and expenses will also be harmed. If we enter into purchase commitments to acquire components and materials, or expend resources to manufacture products, and those products are not purchased by our customers when expected, our business and operating results could suffer.

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

We depend on a limited number of third parties to provide key components of, and to provide manufacturing and assembly services with respect to, our products.

We and our contract manufacturers obtain many components necessary for the manufacture or integration of our products from a sole supplier or a limited group of suppliers. We or our contract manufacturers do not always have long-term agreements in place with such suppliers. As examples, we do not have long-term purchase agreements in place with Schroff, the sole supplier of our product chassis; or with PowerOne, the sole supplier of power supplies for our products. Our direct and indirect reliance on sole or limited suppliers involves several risks, including the inability to obtain an adequate supply of required components, and reduced control over pricing, quality and timely delivery of components. Our ability to deliver our products on a timely basis to our customers would be materially adversely impacted if we or our contract manufacturers needed to find alternative replacements for (as examples) the chassis, chipsets, central processing units or power supplies that we use in our products. Significant time and effort would be required to locate new vendors for these alternative components, if alternatives are even available. Moreover, the lead times required by the suppliers of certain of these components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. In addition, increased demand by third parties for the components we use in our products (for example, Field Programmable Gate Array and other semiconductor technology) may lead to decreased availability and higher prices for those components from our suppliers, since we carry little inventory of our products and product components. As a result, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

With respect to manufacture and assembly, we currently rely exclusively on Flextronics or Benchmark, depending on the product, to assemble our products, manage our supply chain and negotiate component costs for our video products. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays (including delays in their ability to purchase components, as noted above), disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If these contract manufacturers are unable to negotiate with their suppliers for reduced component costs, our operating results would be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers, we may lose net revenues, incur increased costs and damage our customer relationships.

We must manage any growth in our business effectively even if our infrastructure, management and resources might be strained.

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

Our products must interoperate with our customers’ existing networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and the devotion of substantial employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. For example, our products currently interoperate with set-top boxes marketed by vendors such as Cisco Systems and Motorola and with VOD servers marketed by SeaChange and Arris. If we fail to maintain compatibility with these set-top boxes, VOD servers or other software or equipment found in our customers’ existing networks, we may face substantially reduced demand for our products, which would adversely affect our business, operating results and financial condition.

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

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of June 30, 2008, we had 186 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to recruit qualified personnel in Israel.

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

Since October 3, 2007, a series of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us, certain of our officers and directors, and the underwriters of our initial public offering, or IPO. One such suit was subsequently dismissed. In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complain against us, the directors and officers who signed the IPO prospectus, and the underwriters of our IPO. The consolidated complaint alleges that our IPO prospectus contained false and misleading statements regarding our business strategy and prospects, and the prospects of our CMTS platform in particular. The lead plaintiff purports to represent anyone who purchased our common stock in the initial public offering. The consolidated complaint asserts causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Defendants filed a motion to dismiss in August 2008. As a component of these lawsuits, we have the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.

In December 2007, a similar purported shareholder class action complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 was filed in the Superior Court for the City and County of San Francisco. The complaint names as defendants the company, certain of our officers and directors, and the underwriters of our IPO. The complaint alleges that our IPO prospectus contained false and misleading statements regarding our business prospects, product operability and CMTS platform. The plaintiff purports to represent anyone who purchased our common stock in the IPO. The complaint seeks unspecified monetary damages. The case was removed to the United States District Court, but subsequently returned to the Superior Court for the City and County of San Francisco. On August 11, 2008, the Court stayed the case in deference to the federal class action.

On December 11, 2007, a shareholder derivative lawsuit was filed against certain of our officers and directors in the Superior Court for the County of San Mateo, California. The company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with our disclosures in connection with our initial public offering and thereafter, in particular by allegedly issuing false and misleading statements in our registration statement and prospectus regarding our business prospects. The lawsuit is in its earliest stages, and to date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until January 23, 2009.

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

A decrease in the value of the U.S. dollar relative to the Israeli New Shekel could increase our level of operating expenses and the cost of procurement of raw materials to the extent we must purchase components denominated in the Israeli New Shekel. For example, from December 31, 2007 to June 30, 2008, the U.S. dollar declined 12% relative to the Israeli New Shekel. A weakened dollar could also increase the real cost to us of our expenses in countries outside the United States.

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

International sales represented $4.5 million of our net revenues for the three months ended June 30, 2008, and $11.1 million of our net revenues for the three months ended June 30, 2007. As part of our restructuring efforts announced in October 2007, we substantially reduced the number of personnel dedicated to sales outside the United States. Our international sales will depend upon developing indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts whether because they are unable to provide support or otherwise, we maybe unable to grow or sustain our revenue in international markets.

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

The effects of any of the risks described above could reduce our future revenues or increase our costs from our international operations.

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

These actions could harm our business, operating results and financial condition, or the price of our common stock. Moreover, even if we do obtain benefits from acquisitions in the form of increased sales and earnings, there may be a delay between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and where new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition transaction;

•	the diversion of management’s attention from other business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

Economic downturns may impact our customers, and the resulting revenue shortfall may harm our operating results.

Many economists are predicting an economic downturn in 2008. An economic downturn could adversely impact the demand for our products. Economic weakness or recession could also result in our customers experiencing financial difficulties and/or electing to constrain spending on network expansion, which in turn could result in decreased revenues and earnings for us. Such a downturn also could have a negative impact on our ability to forecast and manage the amount of components purchased from our suppliers. Economic uncertainty generally would make it difficult to forecast operating results, and future investment decisions that depend on those results. In the event of economic downturn, the foregoing negative impact on our customers, and on our ability to manage our business, could have a material adverse effect on our results of operations and stock price.

Negative conditions in the global credit markets may impair the value or reduce the liquidity of a portion of our investment portfolio.

As of June 30, 2008, we had $50.9 million in cash and cash equivalents and $107.9 million in investments in marketable debt securities. We have historically invested these amounts in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. While we held $11.7 million of auction rate securities as of December 31, 2007, we currently hold no mortgaged-backed or auction rate securities. However, certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm our results of operations, liquidity and financial condition.

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

In addition, we may be subject to customs duties and export quotas, which could have a significant impact on our revenue and profitability. While we have not encountered significant regulatory difficulties in connection with the sales of our products in international markets, the future imposition of significant increases in the level of customs duties or export quotas could have a material adverse effect on our business.

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

While we believe that we currently have proper and effective internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We have incurred increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which costs adversely affect our operating results.

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

We also have eliminated approximately 135 positions globally since October 2007. On October 30, 2007, we announced the re-focusing of our business on our core Video product line and the retirement of our CMTS platform. These changes have placed a significant strain on our management, personnel, systems and resources. If we are unable to manage these organizational changes effectively, including effectively implementing cost cutting measures, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. We cannot assure you that we will be able to achieve planned cost cutting measures in a timely manner or at all, or that our cost cutting measures, as planned, will be effective. If cost cutting measures are not effectively implemented, we may experience unanticipated effects from these measures causing harm to our business and customer relationships.

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

In May 2008, we issued and sold an aggregate of 67,663 shares of our common stock to an accredited investor upon the exercise of a previously granted warrant. This warrant was exercised on a cashless net exercise basis.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the securities described above was exempt from registration under the Securities Act by virtue of Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act because the issuance of securities to the recipient did not involve a public offering. Appropriate legends were affixed to the securities issued in such transaction. We believe that the recipient of securities in this transaction had adequate access, through its business relationships, to information about us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of BigBand Networks, Inc. was held on June 9, 2008 at the offices of Wilson Sonsini Goodrich & Rosati, P.C. located at 650 Page Mill Road, Palo Alto, California at 9:00 a.m. local time. There were 62,837,041 shares of BigBand Networks, Inc. common stock outstanding and entitled to vote at such meeting, and there were present in person or by proxy 54,016,176 common shares, representing 85.96% of the outstanding shares.

The results of the voting on the matters submitted to the stockholders were as follows:

1.	To elect the following directors as Class II directors of the Company to hold office for a three-year term and until their successors are elected and qualified:

	Votes For	Withheld
Gal Israely	53,848,700	167,476
Bruce I. Sachs	53,134,049	882,127
There were no abstentions or broker non-votes.

2.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008:

Votes for:	53,977,512
Votes against:	25,353
Abstain:	13,311
There were no broker non-votes.

ITEM 5.	OTHER INFORMATION

2008 Incentive Compensation Program

Amir Bassan-Eskenazi, President and Chief Executive Officer

Base Salary (annual):	$325,000
Bonus Potential
First Half:	97,500
Second Half:	97,500
Annual:	130,000

Total:	$325,000

2008 Officer Bonus Goal	First Half % Actual Achievement	Second Half % Goal Weighting	Annual % Goal Weighting
1) Achieve revenues goal	40%	30%	30%
2) Achieve earnings goal	25%	20%	20%
3) Achieve bookings goal	NA	15%	15%
4) Achieve product release schedule goal	5%	5%	5%
5) Achieve specified product plan goal	5%	5%	5%
6) Achieve specified new product sales goal	5%	5%	5%
7) Achieve specified customer satisfaction goal	11%	10%	10%
8) Achieve employee satisfaction and retention goal	0%	10%	10%

Total	91%	100%	100%

2008 Incentive Compensation Program

Maurice Castonguay, Senior Vice President and Chief Financial Officer

Base Salary (annual):	$280,000
Bonus Potential
First Half:	21,000
Second Half:	42,000
Annual:	56,000

Total:	$119,000

2008 Officer Bonus Goal	First Half % Actual Achievement	Second Half % Goal Weighting	Annual % Goal Weighting
1) Achieve earnings goal	22%	10%	10%
2) Achieve departmental budgeting goal	NA	10%	10%
3) Achieve cash and investments goal	3.5%	7%	7%
4) Achieve expense hedging goal	7%	7%	7%
5) Achieve investor relations, financial analyst relations, and operating results goals	21%	21%	21%
6) Achieve financial controls goal	25%	20%	20%
7) Achieve corporate governance goal	5%	5%	5%
8) Achieve internal communication goal	4%	10%	10%
9) Achieve employee satisfaction and retention goal	0%	10%	10%

Total	87.5%	100%	100%

2008 Incentive Compensation Program

David Heard, Chief Operating Officer

Base Salary (annual):	$325,000
Bonus Potential:
First Half:	68,250
Second Half:	68,250
Annual:	91,000

Total:	$227,500

2008 Officer Bonus Goal	First Half % Actual Achievement	Second Half % Goal Weighting	Annual % Goal Weighting
1) Achieve specified bookings goal	6%	10%	10%
2) Achieve specified margins goal	7%	5%	5%
3) Achieve specified revenues goal	NA	5%	5%
4) Achieve specified earnings goal	NA	5%	5%
5) Achieve cost reduction and operating cost of goods goal	7%	NA	NA
6) Achieve product footprint goal	4%	5%	5%
7) Achieve SDV market share goal	7%	5%	5%
8) Achieve product delivery goals	6%	9%	9%
9) Achieve product support goal	5%	4%	4%
10) Achieve development process goal	5%	4%	4%
11) Maintain low product returns	5%	4%	4%
12) Maintain TL9000 certification	4%	4%	4%
13) Achieve product release schedule goal	5%	5%	5%
14) Achieve specified product plan goal	4%	5%	5%
15) Achieve new product sales goal	10%	5%	5%
16) Achieve customer satisfaction goal	11%	5%	5%
17) Achieve customer response time goal	5%	5%	5%
18) Achieve business operations goal	NA	5%	5%
19) Achieve employee satisfaction and retention goal	0%	10%	10%

Total	91%	100%	100%

2008 Incentive Compensation Program

Jeffrey Lindholm, Former Senior Vice President of Sales and Marketing

Base Salary (annual):	$250,000
Bonus Potential:
First Half:	63,000
Second Half:	—
Annual:	—

Total:	$63,000

2008 Officer Bonus Goal	First Half % Actual Achievement	Second Half % Goal Weighting	Annual % Goal Weighting
1) Achieve sales contracting goal	0%	NA	NA
2) Achieve specified product goal	20%	NA	NA
3) Achieve partnership and distribution goal with respect to new product	0%	NA	NA
4) Achieve specified marketing goal with respect to new product	7.5%	NA	NA
5) Achieve direct marketing roll-out goal	12.5%	NA	NA
6) Achieve employee satisfaction and retention goal	6%	NA	NA

Total	46%	NA	NA

2008 Incentive Compensation Program

Ran Oz, Executive Vice President and Chief Technology Officer

Base Salary (annual):	$225,000
Bonus Potential:
First Half:	33,750
Second Half:	33,750
Annual:	45,000

Total:	$112,500

2008 Officer Bonus Goal	First Half % Actual Achievement	Second Half % Goal Weighting	Annual % Goal Weighting
1) Achieve specified product demonstration and trials goals	18%	23%	23%
2) Achieve specified SDV development goal	18%	22%	22%
3) Achieve specified product demonstration and development goal	13%	12%	12%
4) Achieve QAM development strategy goal	11%	6%	6%
5) Achieve specified on-demand product strategy goal	8%	5%	5%
6) Achieve customer relations and positioning goal	5%	12%	12%
7) Achieve specified innovation-related sales goal	NA	10%	10%
8) Achieve employee satisfaction and retention goal	0%	10%	10%

Total	73%	100%	100%

ITEM 6.	EXHIBITS

(a) Exhibits

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008

BigBand Networks, Inc.

By:	/s/ Maurice L. Castonguay

Maurice L. Castonguay, Chief Financial Officer (Principal Financial Officer)