Form 10-Q
period 2008-09-30
BigBand Networks, Inc.
filed 2008-11-12
CIK 1381325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 1, 2008, 64,179,869 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

September  30, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BigBand Networks, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	As of September 30, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$54,698	$55,162
Marketable securities	110,274	99,358
Trade receivables, net of allowance for doubtful accounts of $61 and $142 as of September 30, 2008 and December 31, 2007, respectively	16,627	27,855
Inventories, net	7,295	6,832
Prepaid expenses and other current assets	4,171	4,012

Total current assets	193,065	193,219
Property and equipment, net	15,608	17,432
Goodwill and other intangible assets, net	1,992	2,390
Other non-current assets	6,937	5,545

Total assets	$217,602	$218,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,812	$13,811
Accrued compensation and related benefits	9,743	6,475
Current portion of deferred revenues, net	38,703	48,256
Accrued warranty	2,742	3,502
Other current liabilities	6,018	11,879

Total current liabilities	65,018	83,923
Deferred revenues, net, less current portion	21,555	19,032
Accrued warranty, less current portion	903	857
Other non-current liabilities	599	—
Accrued long-term Israeli severance pay fund	3,962	3,188
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares designated as of September 30, 2008 and December 31, 2007; 64,137 and 61,907 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	64	62
Additional paid-in capital	260,753	248,139
Deferred stock-based compensation	(34)	(203)
Accumulated other comprehensive (loss) income	(1,016)	248
Accumulated deficit	(134,202)	(136,660)

Total stockholders’ equity	125,565	111,586

Total liabilities and stockholders’ equity	$217,602	$218,586

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Products	$38,337	$29,942	$104,188	$121,858
Services	9,946	8,608	27,012	23,988

Total net revenues	48,283	38,550	131,200	145,846

Cost of net revenues:
Products	16,781	21,284	43,459	62,113
Services	2,941	3,569	9,440	10,549

Total cost of net revenues	19,722	24,853	52,899	72,662

Gross profit	28,561	13,697	78,301	73,184

Operating expenses:
Research and development	13,218	12,869	40,430	39,619
Sales and marketing	7,057	9,907	21,923	31,335
General and administrative	5,411	3,668	15,599	11,305
Restructuring charges	737	—	2,230	—
Amortization of intangible assets	112	143	398	429

Total operating expenses	26,535	26,587	80,580	82,688

Operating income (loss)	2,026	(12,890)	(2,279)	(9,504)
Interest income	1,215	1,874	4,086	4,913
Interest expense	—	(10)	—	(619)
Other (expense) income, net	(145)	(426)	1,302	(5,422)

Income (loss) before (benefit from) provision for income taxes	3,096	(11,452)	3,109	(10,632)
(Benefit from) provision for income taxes	(35)	793	651	935

Net income (loss)	$3,131	$(12,245)	$2,458	$(11,567)

Basic net income (loss) per common share	$0.05	$(0.21)	$0.04	$(0.26)

Diluted net income (loss) per common share	$0.05	$(0.21)	$0.04	$(0.26)

Shares used in basic net income (loss) per common share	64,061	58,821	63,286	45,087

Shares used in diluted net income (loss) per common share	67,116	58,821	67,208	45,087

See accompanying notes.

BigBand Networks, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating activities:
Net income (loss)	$2,458	$(11,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	7,417	7,761
Amortization of intangible assets	398	429
Increase in accrued imputed interest on loan	—	31
Loss on disposal of property and equipment	245	150
Revaluation of preferred stock warrant liabilities	—	4,974
Stock-based compensation	8,703	8,521
Change in operating assets and liabilities:
Decrease (increase) in trade receivables	11,228	(4,966)
(Increase) decrease in inventories, net	(463)	149
Increase in prepaid expenses and other current assets	(1,360)	(2,299)
Increase in other non-current assets	(385)	(535)
(Decrease) increase in accounts payable	(3,698)	492
Increase in long-term Israeli severance pay fund	774	142
Decrease in accrued and other liabilities	(2,469)	(3,017)
(Decrease) increase in deferred revenues	(7,030)	7,622

Net cash provided by operating activities	15,818	7,887
Cash Flows from Investing activities:
Purchases of marketable securities	(143,228)	(127,494)
Proceeds from maturities or sale of marketable securities	131,683	69,820
Purchases of property and equipment	(8,820)	(9,678)
Proceeds from sale of property and equipment	9	40
Decrease (increase) in restricted cash	2	(500)

Net cash used in investing activities	(20,354)	(67,812)
Cash Flows from Financing activities:
Proceeds from the issuance of common stock	4,072	3,730
Principal payments on loans	—	(14,000)
Principal payments on capital lease obligations	—	(56)
Proceeds from initial public offering, net of expenses	—	87,761

Net cash provided by financing activities	4,072	77,435
Net (decrease) increase in cash and cash equivalents	(464)	17,510
Cash and cash equivalents at beginning of the period	55,162	38,570

Cash and cash equivalents at end of the period	$54,698	$56,080

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2008, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K dated March 12, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007.

There have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2008 compared to the significant accounting policies described in the Company’s Form 10-K for the year ended December 31, 2007.

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

Deferred revenues consist primarily of deferred product revenues, net of the associated inventory costs, and deferred service fees. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment or when the Company does not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of sales. The Company assesses the ability to collect from its customers based on a number of factors, including the credit worthiness of the customer and the past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

Cash and Cash Equivalents

The Company holds its cash and cash equivalents in checking, money market, and investment accounts with high credit quality financial institutions. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Marketable Securities

As of September 30, 2008, marketable securities consisted principally of corporate debt securities, commercial paper, and debt of U.S. agencies with remaining time to maturity of two years or less. Auction rate securities, which were disposed of in January 2008, were considered short-term marketable securities due to their reset feature which was seven, twenty eight or thirty five days. The Company considers marketable securities with a remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. The Company considers all other marketable securities with a remaining time to maturity less than two years to be short-term marketable securities. The short-term marketable securities are classified in the balance sheet as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the marketable securities until maturity. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. As of September 30, 2008 and December 31, 2007, all marketable securities and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other expenses, net. Additionally, the Company assesses whether an “other-than-temporary” impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value of securities held as of September 30, 2008 and December 31, 2007 to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income, net of taxes. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, trade receivables, marketable securities, derivatives used in the Company’s hedging program, accounts payable and other accrued liabilities approximate their fair value. The carrying values of the Company’s capital lease obligations and other long-term liabilities approximate their fair value.

Concentration of Credit Risk and Significant Customers

The Company had two customers with a trade receivable balance of greater than 10% of the Company’s total trade receivables balance as of September 30, 2008, and three customers with individual trade receivable balances of greater than 10% of the Company’s total trade receivable balance as of December 31, 2007.

The Company recognized net revenues from four and three customers that were 10% or greater of the Company’s total net revenues for the three and nine months ended September 30, 2008, respectively. The Company recognized net revenues from three customers that were 10% or greater of the Company’s total net revenues for each of the three and nine months ended September 30, 2007.

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

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. Through September 30, 2008, no impairment charges have been recorded.

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

Income Taxes

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.

Hedging Instruments

The Company has revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar that are subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. Beginning in 2007, the Company established a foreign currency risk management program to help offset some of the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. The Company’s practice is to use foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts to reduce its exposure to foreign currency exchange rate fluctuations. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company also enters into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company recognizes these derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges; therefore, changes in the fair value of these instruments are recorded as other income (expense), net on the statement of operations. These derivative instruments generally have maturities of 90 days or less. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, do not subject the Company to material balance sheet risk. Any gain or loss from these forward contracts is recognized in other income (expense), net in the period of change, including any unrealized gains or losses at period end. The unrealized loss on forward contracts that were outstanding as of September 30, 2008 was $0.1 million, and the notional amount (contractual amount of the derivative instrument) was $2.9 million.

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. The exposures are hedged using derivatives designated as cash flow hedges under SFAS 133. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the condensed consolidated statement of operations line item to which the hedged transaction relates. The ineffective portion of the gain or loss is recognized in other income (expense), net immediately. These derivative instruments generally have maturities of 180 days or less. As of September 30, 2008, the amount of net unrealized and realized losses on derivatives designated as cash flow hedges and recorded in accumulated other comprehensive income (loss) was $0.6 million. The notional amount of the purchased currency option contracts, which are combined with sold currency option contracts, was $14.8 million as of September 30, 2008. In May 2008, the Company reduced its forecasted cash flows in Israeli New Shekels and therefore reduced the notional value of its outstanding derivatives with maturity dates from June through December 2008. As a result of this change in forecasted cash flow, the derivative instruments were no longer deemed to be highly effective resulting in the ineffective portion of the gain on these derivatives of $0.8 million being recognized in other income (expense), net in the three months ended June 30, 2008. The ineffective portion of derivative gains or losses was not significant for the three months ended September 30, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in equity that are excluded from results of operations. The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$3,131	$(12,245)	$2,458	$(11,567)
Other comprehensive (loss) income items:
Change in cash flow hedges	(361)	9	(636)	9
Change in marketable securities	(397)	129	(628)	112

Comprehensive income (loss)	$2,373	$(12,107)	$1,194	$(11,446)

As required by SFAS No. 130, Reporting Comprehensive Income, Accumulated other comprehensive (loss) income includes unrealized gains (losses) on cash flow hedges and marketable securities, net of tax. Accumulated other comprehensive (loss) income as of September 30, 2008 and December 31, 2007 was as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Net unrealized (loss) gain on cash flow hedges	$(591)	$45
Net unrealized (loss) gain on marketable securities	(425)	203

Total accumulated other comprehensive (loss) income	$(1,016)	$248

Stock-based Compensation

The Company applies the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company adopted the provisions of SFAS 123R on January 1, 2006 using the prospective transition method. Under this transition method, non-vested stock-based awards outstanding as of January 1, 2006 continued to be accounted for under the intrinsic value method.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. The Company does not believe that the adoption of SFAS 162 will have a material impact on its consolidated financial position, results of operations and cash flows.

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45), to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities– an amendment of FASB Statement No. 133 (SFAS 161). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP FAS 133-1 and FIN 45-4 only require additional disclosures, the adoption will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Positions (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for the Company beginning January 1, 2009. The Company has not yet determined the impact of FSP 157-2 on its consolidated financial position and results of operations.

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

3. Basic and Diluted Net Income (Loss) per Common Share

The computation of basic and diluted net income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$3,131	$(12,245)	$2,458	$(11,567)

Denominator:
Weighted average shares used in basic net income (loss) per common share	64,061	58,821	63,286	45,087
Employee stock options	2,909	—	3,707	—
Employee stock purchase plan shares	—	—	14	—
Warrants to purchase common stock	146	—	201	—

Weighted average shares used in diluted net income (loss) per common share	67,116	58,821	67,208	45,087

Basic net income (loss) per common share	$0.05	$(0.21)	$0.04	$(0.26)

Diluted net income (loss) per common share	$0.05	$(0.21)	$0.04	$(0.26)

As of September 30, 2008 and 2007, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of diluted net income (loss) per common share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities were as follows (shares in thousands):

	As of September 30,
	2008	2007
Stock options outstanding	7,994	15,143
Restricted stock units	580	—
Employee stock purchase plan shares	301	—
Warrants to purchase common stock	—	428

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

As of September 30, 2008, the Company’s fair value measurements of its financial assets (cash equivalents and marketable securities) were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$32,425	$—	$—	$32,425
U.S. Agency debt securities	—	51,100	—	51,100
Corporate debt securities	—	35,633	—	35,633
Commercial paper	—	37,552	—	37,552
Municipal debt securities (taxable)	—	994	—	994

Total fair value	$32,425	$125,279	$—	$157,704

5. Balance Sheet Data Marketable Securities Marketable securities included available-for-sale securities as follows (in thousands):

	As of September 30, 2008
	Amortized costs	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Agency debt securities	$48,363	$28	$(80)	$48,311
Corporate debt securities	37,916	17	(393)	37,540
Commercial paper	23,415	48	(34)	23,429
Municipal debt securities (taxable)	1,000	—	(6)	994

Total available-for-sale securities	$110,694	$93	$(513)	$110,274

	As of December 31, 2007
	Amortized costs	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Agency debt securities	$14,494	$15	$(2)	$14,507
Corporate debt securities	35,048	104	(10)	35,142
Commercial paper	36,763	93	(4)	36,852
Auction rate securities	11,650	—	—	11,650
Municipal debt securities (taxable)	1,200	7	—	1,207

Total available-for-sale securities	$99,155	$219	$(16)	$99,358

As of September 30, 2008, the Company did not hold any marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months. The contractual maturity date of the available-for-sale securities was as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Due within one year	$85,790	$75,120
Due in one to two years	24,484	24,238

Total available-for-sale securities	$110,274	$99,358

Inventories, Net

Inventories, net were comprised as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Finished products	$7,104	$6,611
Work-in-progress	185	172
Raw materials, parts, supplies	6	49

Total inventory, net	$7,295	$6,832

Property and Equipment, Net

Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Engineering and other equipment	$27,755	$24,984
Computers, software and related equipment	18,520	15,489
Leasehold improvements	5,737	5,991
Office furniture and fixtures	1,193	1,372

	53,205	47,836
Less: accumulated depreciation	(37,597)	(30,404)

Total property and equipment, net	$15,608	$17,432

Goodwill and Other Intangible Assets, Net

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of September 30, 2008 and December 31, 2007. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method and recorded over the intangible assets’ estimated useful lives of four to five years. Other intangible assets, net were comprised as follows (in thousands):

	As of September 30, 2008
	Cost	Accumulated Amortization	Net Book Value
Patented products	$1,564	$(1,328)	$236
Customer relationships	670	(570)	100
Trade names	503	(503)	—

Total intangible assets	$2,737	$(2,401)	$336

	As of December 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Patented products	$1,564	$(1,095)	$469
Customer relationships	670	(468)	202
Trade names	503	(440)	63

Total intangible assets	$2,737	$(2,003)	$734

The carrying value of intangible assets will be reduced to zero in the three months ending December 31, 2008, following the sale of certain intangible assets related to the Company’s FastFlow provisioning software as further described in note 11.

Other Non-current Assets

Other non-current assets were comprised as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Israeli severance pay fund	$2,661	$2,178
Security deposits	2,725	1,692
Restricted cash	749	751
Deferred tax assets	664	551
Other	138	373

Total other non-current assets	$6,937	$5,545

Accrued Warranty

Activity related to product warranty was as follows (in thousands):

	Nine Months Ended September 30,	Year Ended December 31, 2007
Balance at beginning of period	$4,359	$4,136
Warranty charged to cost of sales	1,276	2,933
Utilization of warranty	(1,418)	(1,848)
Other adjustments	(572)	(862)

Balance at end of period	3,645	4,359
Less accrued warranty, current portion	(2,742)	(3,502)

Accrued warranty, less current portion	$903	$857

Other Current Liabilities

Other current liabilities were comprised as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Rent liabilities	$2,073	$1,530
Foreign, franchise, and other income tax liabilities	1,145	1,886
Accrued professional fees	868	976
Sales and use tax payable	662	1,367
Customer prepayments	258	3,274
Other	1,012	2,846

Total other current liabilities	$6,018	$11,879

6. Restructuring Charges

2007 Restructuring

On October 29, 2007, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s cable modem termination system platform under a plan of termination described in Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This resulted in cumulative net charges of approximately $3.7 million from initiation of the plan through September 30, 2008. Severance payments and related charges of approximately $2.5 million to date consisted primarily of salary and expected payroll taxes and medical benefits. The Company’s plans also involved vacating several leased facilities throughout the world, with lease terms expiring through March 2012 resulting in cumulative vacated facility charges, net of sublease income of approximately $1.1 million to date. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to March 2012.

2008 Restructuring

On April 29, 2008, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the redeployment of resources pursuant to which employees were terminated under a plan of termination described in SFAS 146. This resulted in cumulative net charges of approximately $1.5 million from initiation of the plan through September 30, 2008, including charges of $1.3 million for vacated facility charges and $272,000 for severance costs. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to January 2013.

Restructuring summary

During the three months ended September 30, 2008, the Company incurred restructuring charges related to the two plans discussed above of approximately $0.7 million. These charges were caused by a change in estimate relating to the sublease of the Company’s vacated spaces as a result of an unfavorable leasing environment. Both of the restructuring plans were essentially complete as of September 30, 2008, and the Company does not expect any additional charges in the future. Total restructuring activity for the plans discussed above for the nine months ended September 30, 2008 was as follows (in thousands):

	Vacated facilities costs	Severance and related expenses	Other costs	Total restructuring liabilities
Balance, December 31, 2007	$626	$731	$106	$1,463
Charges	932	542	19	1,493
Adjustments	737	—	—	737
Cash Payments	(595)	(1,273)	(125)	(1,993)

Balance, September 30, 2008	$1,700	$—	$—	$1,700

The restructuring charges discussed above have been reflected separately as restructuring charges on the condensed consolidated statement of operations. Restructuring liabilities as of September 30, 2008 are classified as $1.1 million in other current liabilities and $0.6 million in other non-current liabilities in the condensed consolidated balance sheets.

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

Ifrah v. Bassan-Eskenazi, et. Al., Case No. 468401

In December 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with the Company’s disclosures in connection with the Company’s IPO and thereafter, in particular by allegedly issuing false and misleading statements in the Company’s registration statement and prospectus regarding the Company’s business prospects. The lawsuit seeks unspecified monetary damages and injunctive relief on behalf of the Company, including unspecified corporate governance reforms. To date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until January 29, 2009. The lawsuit is in its earliest stages, and it is not possible for the Company to quantify the extent of potential liabilities, if any.

BigBand Networks, Inc. v. Imagine Communications, Inc., Case No. 07-351

On June 5, 2007, the Company filed suit against Imagine Communications, Inc. in the U.S. District Court, District of Delaware, alleging infringement of certain U.S. Patents covering advanced video processing and bandwidth management techniques. The lawsuit seeks injunctive relief, along with monetary damages for willful infringement. The Company is subject to certain counterclaims in its lawsuit against Imagine Communications, Inc. No trial date has been set. The Company intends to defend itself vigorously against such counterclaims. The lawsuit is in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liabilities, if any.

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

Common Stock Warrants

As of September 30, 2008, a warrant holder had unexercised warrants outstanding to purchase 267,858 shares of the Company’s common stock for an exercise price of $1.79 per share. These warrants expire on February 20, 2010.

Equity Incentive Plans

On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan). A total of 6,000,000 shares of common stock were reserved for future issuance under the 2007 Plan, which became effective on March 15, 2007. The Company no longer grants stock options under its 1999, 2001, and 2003 share option and incentive plans. Cancelled or forfeited stock option grants under those plans will be added to the total amount of shares available for grant under the 2007 Plan. In addition, shares authorized but unissued as of March 15, 2007 under the Company’s 1999, 2001 and 2003 share option and incentive plans were added to shares available for grant under the 2007 Plan up to a maximum of 20,005,559 shares. The 2007 Plan contains an “evergreen” provision, pursuant to which an automatic annual increase of authorized shares is added on the first day of each fiscal year equal to the lesser of (a) 6,000,000 shares, (b) 5% of the outstanding shares on December 31 of the previous year or (c) a lesser amount determined by the Board of Directors. The Board of Directors increased the amount of shares reserved under the 2007 Plan by 3,095,341 shares on February 14, 2008, which was equal to 5% of the outstanding shares as of December 31, 2007.

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

Data pertaining to stock option activity under the plans during the nine months ended September 30, 2008 was as follows (in thousands, except per share and period data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	13,851	$3.85	7.33	$26,651
Granted	3,270	$4.92
Exercised	(2,016)	$1.66
Cancelled	(1,625)	$6.06

Outstanding at September 30, 2008	13,480	$4.17	7.65	$12,028

Vested and expected to vest	12,992		7.58	$11,997

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and $3.69, the closing price per share of the Company’s common stock as of September 30, 2008 (the last trading day of the quarter), multiplied by the shares outstanding, vested and expected to vest.

Restricted Stock Units

The 2007 Plan provides for grants of restricted stock units (RSUs) that generally vest over four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant and expensed over the vesting period, net of estimated forfeitures. The Company’s RSU activity was as follows (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2007	356	$14.61	$1,832
Granted	319	$5.35
Exercised	(4)	$5.98
Cancelled	(74)	$18.95

Outstanding, September 30, 2008	597	$9.19	$2,204

Vested and expected to vest	557		$2,056

Employee Stock Purchase Plan

On January 31, 2007, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of common stock were reserved for future issuance under the ESPP, which became effective on March 15, 2007. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each offering period, whichever is lower. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. For the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense associated with its ESPP of $0.3 million and $0.6 million, respectively. The ESPP contains an “evergreen” provision, pursuant to which an automatic annual increase is added on the first day of each fiscal year equal to the lesser of (a) 3,000,000 shares, (b) 2% of the outstanding shares on December 31 of the previous year or (c) a lesser amount determined by the Board of Directors. The Board of Directors increased the amount of shares reserved under the ESPP by 1,238,136 on February 14, 2008, which was equal to 2% of the outstanding shares as of December 31, 2007.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under SFAS 123R. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The computation of expected volatility is derived from historical volatilities of several comparable companies within the communications equipment industry. For the three and nine months ended September 30, 2008 and 2007, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletins 107 and 110.

The fair value of stock-based awards was estimated on the date of grant using assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options
Expected volatility	63%	76%	63-71%	76-91%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest rate	3.27%	4.56%	2.95 -3.31%	4.56-4.75%
Expected dividends	0.0%	0.0%	0.0%	0.0%
ESPP (1)
Expected volatility	—	—	59%	55%
Expected term	—	—	0.5 years	0.6 years
Risk-free interest rate	—	—	1.87%	5.12%
Expected dividends	—	—	0.0%	0.0%

(1)	There were no ESPP shares granted in either the three months ended September 30, 2008 or 2007.

The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of net revenues	$390	$453	$1,279	$1,152
Research and development	984	1,103	2,879	2,834
Sales and marketing	659	1,149	1,907	3,338
General and administrative	1,007	456	2,638	1,197

Total stock-based compensation expense	$3,040	$3,161	$8,703	$8,521

As of September 30, 2008, total unrecognized stock compensation expense relating to unvested stock options and RSUs, adjusted for estimated forfeitures, was $32.3 million and $3.6 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.9 years for employee stock options and 2.4 years for RSUs.

9. Segment Reporting

The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues are allocated to the geographical region based on the shipping destination of customer orders. Net revenues by geographical region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$45,810	$31,442	$119,070	$122,104
Americas, excluding United States	508	340	3,555	1,066
Asia	725	3,787	4,363	10,298
Europe	1,240	2,981	4,212	12,378

Total net revenues	$48,283	$38,550	$131,200	$145,846

Product net revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Video	$37,679	$24,266	$102,006	$102,992
Data	658	5,676	2,182	18,866

Total product net revenues	$38,337	$29,942	$104,188	$121,858

Service net revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Video	$8,536	$6,277	$22,073	$17,130
Data	1,410	2,331	4,939	6,858

Total service net revenues	$9,946	$8,608	$27,012	$23,988

Long-lived assets were as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
United States	$8,673	$9,358
Israel	6,714	7,752
Other	221	322

Total long-lived assets	$15,608	$17,432

10. Income Taxes

As part of the process of preparing its unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets.

Income tax benefit for the three months ended September 30, 2008 was $35,000 compared to $0.8 million of income tax expense for the three months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was $0.7 million compared to $0.9 million of tax expense for the nine months ended September 30, 2007. The effective tax rate for the three and nine months ended September 30, 2008 and September 30, 2007 differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various tax jurisdictions, some of which carry adequate loss carryforwards.

11. Subsequent events

On October 9, 2008, consistent with the Company’s previously announced intent to focus on its video solutions, the Company agreed to sell certain intangible assets related to its FastFlow provisioning software for consideration of $1.8 million in cash and assumption of certain customer obligations of the Company. Concurrent with this sale, the purchaser agreed to grant back to the Company a license to use certain of the transferred assets in an un-specified field of use, but does not include the commercial sale or license of software products designed to perform the configuration and activation of home or commercial devices to instantiate services.

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

Overview

BigBand Networks, Inc. develops, markets and sells network-based platforms that enable cable operators and telephone companies (service providers) to offer video services across coaxial, fiber and copper networks. We have significant expertise in rich media processing, communications networking and bandwidth management. Leading service providers use our product applications to offer video services to tens of millions of subscribers, 24 hours a day, seven days a week. We have sold our product applications to more than 200 customers globally, including six of the ten largest service providers in the United States.

Our net revenues are influenced by a variety of factors, including the level and timing of capital spending of our customers, and the annual budgetary cycles of, and the timing and amount of orders from, significant customers. The selling prices of our products vary based upon the particular customer implementation, which impacts the relative mix of software, hardware and services associated with the sale. Due to the nature of the cable and telecommunications industries, we sell most of our products to a limited number of large customers. We believe that for the foreseeable future our net revenues will be highly concentrated in a relatively small number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results.

Our sales cycle for an initial customer purchase typically ranges from nine to twelve months, but can be longer. This process generally involves several stages before we can recognize revenues on the sale of our products—the customer’s evaluation of its technology needs and architecture; our response to a request for proposal; the configuration of our products to work within our customer’s network architecture; and the testing of our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition depends on satisfying complex customer acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Several of these stages are substantially outside of our control, and as a result, can cause our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a shorter sales cycle. The recent growth in our business has been driven primarily by the increasing number of high definition televisions (HDTV) per home, the proliferation of HDTV programming, and the increased competition between cable, Telco and satellite video service providers, which is forcing providers to improve their infrastructures to remain competitive.

Net Revenues. We derive our net revenues primarily from sales of, and services for Video products, with a diminishing contribution from our discontinued Data products. Our product revenues are comprised of a combination of software licenses and hardware. Our primary Video products include Digital Simulcast, TelcoTV and Switched Digital Video. Our Data products are High-Speed Data, IP Video and Voice-over-IP on our cable modem termination system (CMTS) platform, which we retired in October 2007. Going forward, we expect revenues from our Data products, including FastFlow, to be immaterial.

Our services include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or enhanced level. The substantial majority of our customers have purchased our enhanced level of customer support and maintenance.

Cost of Net Revenues. Our cost of product revenues consists primarily of payments for components and product assembly, costs of product testing, provisions recorded for excess and obsolete inventory, provisions recorded for warranty obligations, manufacturing overhead and allocated facilities and information technology expense. Cost of service revenues is primarily comprised of personnel costs in providing technical support, costs incurred to support deployment and installation within our customers’ networks, training costs and allocated facilities and information technology expense.

Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software and hardware sold, the average selling prices of our products, and the mix of revenue between products and services. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we expect the average selling prices of our products to decline over time due to competitive pricing pressures, but we seek to minimize the impact to our gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the complexity of the design, integration and installation services. The most significant influence on our service gross margins is the volume of our service revenues, which increased modestly in both the three and nine months ended September 30, 2008 from the same periods last year.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, amortization of intangible assets and restructuring charges. Personnel related costs are the most significant component of total operating expense.

Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Westborough, Massachusetts; Redwood City, California and Shenzhen, Peoples’ Republic of China. We expect our research and development expenses to increase for the three months ending December 31, 2008 compared to the three months ended September 30, 2008 due to a modest projected increase in headcount to support our new product introductions.

Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses, depreciation expenses for demonstration equipment used for trade-shows, and allocated facilities and information technology expense. Marketing programs are intended to generate net revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to increase for the three months ending December 31, 2008 compared to the three months ended September 30, 2008 due to a modest projected increase in headcount and related compensation expense as well as a projected increase in commission expense.

General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional fees, and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and information technology and other consulting costs. We expect general and administrative expense to increase for the three months ending December 31, 2008 compared to the three months ended September 30, 2008 as we anticipate increased costs related to our ongoing patent infringement litigation and increased contractor expense related to fiscal year-end Sarbanes-Oxley 404 compliance work.

Restructuring charges were $0.7 million for the three months ended September 30, 2008. We were not able to sublease some of the facilities we closed as part of previous restructuring plans. Due to the current market conditions for real estate, we believe it will take us longer to sublease these facilities than we originally anticipated. Accordingly, we incurred an incremental restructuring charge of $0.7 million for the three months ended September 30, 2008. Restructuring charges were $2.2 million for the nine months ended September 30, 2008, or 1.7% of net revenues. The $2.2 million restructuring charges were for vacated facilities costs of $1.7 million and severance and related expenses of $0.5 million due to a reduction in headcount. We had no restructuring charges for both the three and nine months ended September 30, 2007.

Interest income. Interest income consists of interest we receive on our cash and investment balances. Interest income is expected to decline for the three months ending December 31, 2008 compared to the three months ended September 30, 2008 due to lower projected yield on cash, cash equivalents and investments.

Subsequent events. On October 9, 2008, consistent with our previously announced intent to focus on our video solutions, we agreed to sell certain intangible assets related to our FastFlow provisioning software for consideration of $1.8 million and assumption of certain of our customer obligations. Concurrent with this sale, the purchaser agreed to grant back to us a license to use certain of the transferred assets in an un-specified field of use, but does not include the commercial sale or license of software products designed to perform the configuration and activation of home or commercial devices to instantiate services. We do not expect this sale to have a material impact on our results of operations in the future, except for the net proceeds of this transaction which we will recognize in the three months ending December 31, 2008.

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

Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, accounting for the valuation of inventories, accounting for warranty liabilities, accounting for stock-based compensation, accounting for the allowance for doubtful accounts, accounting for the impairment of intangible assets and other long-lived assets, and accounting for income taxes, which policies are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2007 Annual Report on Form 10-K filed with the SEC on March 12, 2008. We adopted SFAS 157, Fair Value Measurements, during the three months ended March 31, 2008 without material impact to our financial statements. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Products	79.4%	77.7%	79.4%	83.6%
Services	20.6	22.3	20.6	16.4

Total net revenues	100.0	100.0	100.0	100.0

Cost of net revenues:
Products	34.7	55.2	33.1	42.6
Services	6.1	9.3	7.2	7.2

Total cost of net revenues	40.8	64.5	40.3	49.8

Gross profit:
Products	44.7	22.5	46.3	41.0
Services	14.5	13.0	13.4	9.2

Total gross profit	59.2	35.5	59.7	50.2

Operating expenses:
Research and development	27.4	33.4	30.8	27.2
Sales and marketing	14.6	25.7	16.7	21.5
General and administrative	11.3	9.5	11.9	7.7
Restructuring charges	1.5	—	1.7	—
Amortization of intangible assets	0.2	0.4	0.3	0.3

Total operating expenses	55.0	69.0	61.4	56.7

Operating income (loss)	4.2	(33.5)	(1.7)	(6.5)
Interest income	2.5	4.9	3.1	3.4
Interest expense	—	—	—	(0.4)
Other (expense) income, net	(0.3)	(1.1)	1.0	(3.8)

Income (loss) before (benefit from) provision for income taxes	6.4	(29.7)	2.4	(7.3)
(Benefit from) provision for income taxes	(0.1)	2.1	0.5	0.6

Net income (loss)	6.5%	(31.8)%	1.9%	(7.9)%

Net Revenues

Total net revenues increased 25.2% to $48.3 million for the three months ended September 30, 2008 from $38.5 million for the three months ended September 30, 2007. The $9.7 million increase was due to a $13.4 million increase in Video product revenues and a $1.3 million increase in service revenues. This was offset by a $5.0 million decrease in Data product revenues due to the retirement of our CMTS platform products in October 2007.

Total net revenues decreased 10.0% to $131.2 million for the nine months ended September 30, 2008 from $145.8 million for the nine months ended September 30, 2007. The $14.6 million decrease was due to a $16.7 million decrease in Data product revenues due to the retirement of our CMTS platform products in October 2007 and a $1.0 million decrease in Video product revenues. This was partially offset by a $3.0 million increase in service revenues.

For the three months ended September 30, 2008, 94.9% of our net revenues were from customers in the United States compared to 81.6% for the three months ended September 30, 2007. For the nine months ended September 30, 2008, 90.8% of our net revenues were from customers in the United States compared to 83.7% for the nine months ended September 30, 2007. The three and nine months ended September 30, 2007 included significant revenues from our Data products to international customers, which were not repeated in the same periods in 2008, as we retired our CMTS platform products in October 2007. In conjunction with our new product introductions, we expect our proportion of international revenues to increase over the longer term.

Due to the nature of the cable and telecommunications industries, we sell most of our products to a limited number of large customers, which have varied over time. Bright House Networks, Comcast, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended September 30, 2008. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues in the nine months ended September 30, 2008. For the three months ended September 30, 2008, our top five customers accounted for 89.7% of our net revenues compared to 74.0% for the three months ended September 30, 2007. For the nine months ended September 30, 2008, our top five customers accounted for 80.9% of our net revenues compared to 75.6% for the nine months ended September 30, 2007. We believe that for the foreseeable future our net revenues will continue to be concentrated in a relatively small number of large customers.

Product Revenues. Product revenues increased 28.0% to $38.3 million for the three months ended September 30, 2008 from $29.9 million for the three months ended September 30, 2007. Video product revenues increased $13.4 million for the three months ended September 30, 2008 from the comparable prior period, due to an $8.5 million increase in TelcoTV revenues and a $5.8 million increase in Digital Simulcast revenues, which were partially offset by a $0.9 million decrease in Switched Digital Video revenues. Data revenues decreased $5.0 million primarily due to the retirement of our CMTS platform products in October 2007.

Product revenues decreased 14.5% to $104.2 million for the nine months ended September 30, 2008 from $121.9 million for the nine months ended September 30, 2007. Video product revenues decreased $1.0 million for the nine months ended September 30, 2008 from the comparable prior period. The decrease was due to an $18.1 million decrease in TelcoTV revenues, which was partially offset by a $16.9 million increase in Switched Digital Video revenues and a $0.3 million increase in Digital Simulcast revenues. Data revenues decreased $16.7 million due to the retirement of our CMTS platform products in October 2007.

Service Revenues. Service revenues for the three months ended September 30, 2008 were $9.9 million compared to $8.6 million for the three months ended September 30, 2007, an increase of $1.3 million or 15.5%. The increase was primarily due a $1.3 million increase in video installation and training revenues and a $1.0 million increase in Video customer support and maintenance revenues from our new and installed base of customers. These increases were partially offset by a $1.0 million decrease in customer support and maintenance revenues from our CMTS platform products that we retired in October 2007.

Service revenues for the nine months ended September 30, 2008 were $27.0 million compared to $24.0 million for the nine months ended September 30, 2007, an increase of $3.0 million or 12.6%. The increase was primarily due to a $2.2 million increase in video installation and training revenues as well as a $2.8 million increase in Video customer support and maintenance revenues from our new and installed base of customers. These increases were partially offset by a $2.0 million decrease in customer support and maintenance revenues from our CMTS platform products that we retired in October 2007. We anticipate that maintenance revenues from our CMTS platform products will continue to decrease over time.

Gross Profit and Gross Margin

Gross Profit. Gross profit for the three months ended September 30, 2008 was $28.6 million compared to $13.7 million for the three months ended September 30, 2007, an increase of $14.9 million or 108.5%. Gross margin increased to 59.2% for the three months ended September 30, 2008 compared to 35.5% for the three months ended September 30, 2007.

Gross profit for the nine months ended September 30, 2008 was $78.3 million compared to $73.2 million for the nine months ended September 30, 2007, an increase of $5.1 million or 7.0%. Gross margin increased to 59.7% for the nine months ended September 30, 2008 compared to 50.2% for the nine months ended September 30, 2007.

Product Gross Margin. Product gross margin for the three months ended September 30, 2008 was 56.2% compared to 28.9% for the three months ended September 30, 2007. Product gross margin was negatively impacted by a $5.0 million inventory charge related to our Data product line for the three months ended September 30, 2007. There was no such charge in the three months ended September 30, 2008. The remaining increase in product gross margin was attributable to a favorable product mix within Video revenues, with a high concentration of expansion orders and software content, primarily Digital Simulcast, as well as lower compensation expense due to a reduction in manufacturing headcount as well as lower overhead expenses as a result of improved operational efficiencies. Product gross margin for the three months ended September 30, 2008 and 2007 included stock-based compensation of $0.2 million and $0.3 million, respectively.

Product gross margin for the nine months ended September 30, 2008 was 58.3% compared to 49.0% for the nine months ended September 30, 2007. Product gross margin was negatively impacted by a $5.0 million inventory charge related to our Data product line for the nine months ended September 30, 2007. There was no such charge in the nine months ended September 30, 2008. The increase in product gross margin was due to an increase in higher margin software revenues, as well as a $0.7 million decrease in warranty expense. The warranty expense decrease was attributable to the reversal of a warranty reserve primarily related to our retired CMTS platform products for $0.6 million and lower warranty expense on our Video products for $0.1 million. Lastly, in the 2008 periods, product gross margin benefited by $0.8 million from the sale of previously reserved inventories of our retired CMTS platform products. Product gross margin for the nine months ended September 30, 2008 and 2007 included stock-based compensation of $0.8 million and $0.7 million, respectively.

Services Gross Margin. Services gross margin for the three months ended September 30, 2008 was 70.4% compared to 58.5% for the three months ended September 30, 2007. This increase was due to a $1.3 million increase in revenues and a $0.6 million reduction in cost of services, primarily attributable to lower compensation expense and travel due to a reduction in headcount. Services gross margin for both the three months ended September 30, 2008 and 2007 included stock-based compensation of $0.2 million for each period.

Services gross margin for the nine months ended September 30, 2008 was 65.1% compared to 56.0% for the nine months ended September 30, 2007. This increase was due to a $3.0 million increase in revenues and a $1.1 million decrease in cost of services, primarily attributable to lower compensation expense and travel due to a reduction in headcount Services gross margin for both the nine months ended September 30, 2008 and 2007 included stock-based compensation of $0.5 million for each period.

Operating Expenses

Research and Development. Research and development expense was $13.2 million for the three months ended September 30, 2008, or 27.4% of net revenues, compared to $12.9 million for the three months ended September 30, 2007, or 33.4% of net revenues. The increase of $0.3 million was primarily due to an increase in bonus expense, which was slightly offset by lower base salary compensation expense and travel as a result of the reduction in headcount and lower facility costs as a result of our restructuring plans. Research and development expense included stock-based compensation of $1.0 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively.

Research and development expense was $40.4 million for the nine months ended September 30, 2008, or 30.8% of net revenues, compared to $39.6 million for the nine months ended September 30, 2007, or 27.2% of net revenues. The increase of $0.8 million was primarily due to an increase in bonus expense and depreciation expense. These increases were slightly offset by lower base salary compensation expense and travel as a result of the reduction in headcount, lower facility costs as a result of our restructuring plans and reduced lab and prototype expenditures. Research and development expense included stock-based compensation of $2.9 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expense was $7.1 million for the three months ended September 30, 2008, or 14.6% of net revenues, compared to $9.9 million for the three months ended September 30, 2007, or 25.7% of net revenues. The decrease of $2.9 million was primarily due to a $1.3 million decrease in compensation expense related to the reduction in headcount, a $0.4 million decrease in travel expenses, a $0.5 million decrease in overhead expenses and a $0.2 million decrease in marketing related activities, such as trade shows and public relations. Additionally, stock-based compensation decreased $0.5 million to $0.7 million from $1.1 million for the three months ended September 30, 2008 and 2007, respectively, primarily due to a reduction in headcount.

Sales and marketing expense was $21.9 million for the nine months ended September 30, 2008, or 16.7% of net revenues, compared to $31.3 million for the nine months ended September 30, 2007, or 21.5% of net revenues. The decrease of $9.4 million was primarily due to a $4.0 million decrease in compensation expense related to the reduction in headcount, a $1.7 million decrease in overhead expenses, a $1.4 million decrease in travel expenses, and a $0.9 million decrease in marketing related activities, such as trade shows and public relations. Additionally, stock-based compensation decreased $1.4 million to $1.9 million from $3.3 million for the nine months ended September 30, 2008 and 2007, respectively, primarily due to a reduction in headcount.

General and Administrative. General and administrative expense was $5.4 million for the three months ended September 30, 2008, or 11.3% of net revenues, compared to $3.7 million for the three months ended September 30, 2007, or 9.5% of net revenues. This increase of $1.7 million was due to a $0.5 million increase in audit and Sarbanes-Oxley 404 compliance work and a $0.6 million increase in stock-based compensation. The remaining $0.5 million increase relates to an increase in travel, bonus expense and other facility expenses. General and administrative expense included stock-based compensation of $1.0 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively.

General and administrative expense was $15.6 million for the nine months ended September 30, 2008, or 11.9% of net revenues, compared to $11.3 million for the nine months ended September 30, 2007, or 7.7% of net revenues. This increase of $4.3 million was primarily due to a $1.4 million increase in stock-based compensation, a $1.3 million increase in legal fees primarily attributable to litigation related costs and general legal matters, and a $1.1 million increase in costs associated with audit activities and Sarbanes-Oxley 404 compliance. The remaining $0.6 million increase relates to an increase in bonus expense and subcontractor expenses, which was slightly offset by lower base salary compensation expense and travel due to the reduction in headcount and lower facility costs as a result of our restructuring plans. General and administrative expense included stock-based compensation of $2.6 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Interest Income

Interest income was $1.2 million for the three months ended September 30, 2008 compared to $1.9 million for the three months ended September 30, 2007. Interest income was $4.1 million for the nine months ended September 30, 2008 compared to $4.9 million for the nine months ended September 30, 2007. While cash and cash equivalents increased for both the three and nine months ended September 30, 2008, interest income decreased due to lower interest rates than in the comparable prior periods.

Interest expense

Interest expense was $10,000 and $0.6 million for the three and nine months ended September 30, 2007, respectively. A portion of proceeds from our initial public offering was used to repay outstanding borrowings, which resulted in the elimination of interest expense for the three and nine months ended September 30, 2008.

Other income (expense), net

Other income (expense), net, which consists primarily of foreign exchange gains (losses), was an expense of $0.1 million for the three months ended September 30, 2008 compared to an expense of $0.4 million for the three months ended September 30, 2007.

Other income (expense), net for the nine months ended September 30, 2008 was income of $1.3 million compared to an expense of $5.4 million for the nine months ended September 30, 2007. In May 2008, we reduced our forecasted cash flows in Israeli New Shekels and therefore reduced the notional value of our outstanding derivatives with maturity dates from June through December 2008. As a result of this change in forecasted cash flow, the derivative instruments were no longer deemed to be highly effective resulting in the ineffective portion of the gain on these derivatives of $0.8 million being recognized in other income (expense), net in the nine months ended September 30, 2008. The nine months ended September 30, 2007 included a $5.0 million charge from fair value adjustments of preferred stock warrants. Upon the completion of our initial public offering on March 27, 2007, the warrants to purchase redeemable convertible preferred stock became warrants to purchase our common stock and accordingly we ceased adjusting these warrants for changes in fair value and reclassified their respective liabilities to stockholders’ equity.

Provision for (benefit from) Income Taxes

We estimate current tax exposure and temporary differences resulting from differing treatment of particular items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

We recorded a valuation allowance as of September 30, 2008 against certain deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain these valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Income tax benefit for the three months ended September 30, 2008 was $35,000 on pre-tax income of $3.1 million, compared to $0.8 million of tax expense on pre-tax loss of $11.5 million for the three months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was $0.7 million on pre-tax income of $3.1 million, compared to $0.9 million of income tax expense on pre-tax loss of $10.6 million for the nine months ended September 30, 2007. The effective tax rate for the three and nine months ended September 30, 2008 and September 30, 2007 differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various tax jurisdictions, some of which carry adequate loss carryforwards.

Liquidity and Capital Resources

Overview

Since inception, we have financed our operations primarily through private and public sales of equity and more recently from cash provided by operations. We had approximately $165.0 million of cash, cash equivalents, and marketable securities on hand as of September 30, 2008.

Cash Flow

Operating activities

The key line items affecting cash from operating activities were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net income (loss)	$2,458	$(11,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	16,763	21,866

Net income including adjustments	19,221	10,299
Decrease (increase) in trade receivables	11,228	(4,966)
(Decrease) increase in deferred revenues	(7,030)	7,622
Decrease in accounts payable and accrued and other liabilities	(6,167)	(2,525)
Other, net	(1,434)	(2,543)

Net cash provided by operating activities	$15,818	$7,887

Adjustments to reconcile net income (loss) to net cash provided by operating activities primarily included stock-based compensation, depreciation of property and equipment, and revaluation of preferred stock warrant liabilities. Adjustments decreased in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily because of zero expense for the revaluation of preferred stock warrant liabilities expense in the nine months ended September 30, 2008 compared to $5.0 million in the same period last year. Net cash provided from operating activities of $15.8 million for the nine months ended September 30, 2008 was primarily impacted by a decrease of $11.2 million in trade receivables due to the timing of shipments and strong collections from our customers. This decrease was partially offset by a decrease in deferred revenues, resulting from the timing of orders, requested ship dates into future periods, and the ongoing amortization of deferred service revenues. Accounts payable and accrued and other liabilities decreased by $6.2 million in the nine months ended September 30, 2008 due to timing of receipt of vendor invoices and related payments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management and the timing and amount of taxes and other payments.

Investing Activities

Our investing activities used cash of $20.4 million for the nine months ended September 30, 2008, primarily from net purchases of marketable securities of $11.5 million and the purchase of property and equipment of $8.8 million to support our business, which consisted primarily of computer and engineering equipment purchases. Our investing activities used cash of $67.8 million for the nine months ended September 30, 2007, primarily from net purchases of marketable securities of $57.7 million and the purchase of property and equipment of $9.7 million to support business activity during the period. These capital expenditures consisted primarily of computer and test equipment and software purchases.

Financing Activities

Our financing activities provided cash of $4.1 million for the nine months ended September 30, 2008 as compared to $77.4 million for the nine months ended September 30, 2007. The cash provided in the current period of $4.1 million resulted from the issuance of common stock upon the exercise of stock options and employee stock purchases, as compared to $3.7 million in the nine months ended September 30, 2007. During the nine months ended September 30, 2007, our initial public offering provided net proceeds of $87.8 million from the sale of 7.5 million shares of common stock, a portion of which funds were utilized to repay our $14.0 million loan.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to our contractual obligations during the nine months ended September 30, 2008.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Interest Rate Sensitivity

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To control this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. While we held $11.7 million of auction rate securities as of December 31, 2007, we currently hold no mortgage-backed or auction rate securities. As of September 30, 2008, our investments were in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended September 30, 2008, our interest income would have decreased by approximately $0.1 million, assuming consistent investment levels.

Foreign Currency Risk

Our sales contracts are primarily denominated in United States dollars and therefore the majority of our net revenues are not subject to foreign currency risk. Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel and the Euro. In the three months ended September 30, 2008, the exchange rate fluctuation between the United States dollar and the Israeli New Shekel decreased our operating expenses by approximately $0.1 million without hedging and increased our operating expenses by $0.2 million with hedging. An adverse change in exchange rates of 10% for all foreign currencies, without any hedging, would have resulted in a decline of income before taxes of approximately $0.9 million for the three months ended September 30, 2008. We continue to hedge our projected exposure of exchange rate fluctuations between the United States dollar and the Israeli New Shekel, and accordingly we do not anticipate that fluctuations will have a material impact on our financial results for the three months ending December 31, 2008. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, during 2007 we established foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but may not entirely eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short term in nature, a material change in the value of the United States dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

A discussion of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Legal Proceedings.”

Item 1A.	RISK FACTORS

An investment in our equity securities involves significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this report on Form 10-Q, including our consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.

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

The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:

•	available capital and access to financing;

•	annual budget cycles;

•	overall consumer demand for video services and the acceptance of newly introduced services;

•	competitive pressures, including pricing pressures;

•	the impact of industry consolidation;

•	the strategic focus of our customers and potential customers;

•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

•	work stoppages or other labor-related issues that may impact the timing of orders and revenues from our customers;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	discretionary customer spending patterns;

•	bankruptcies and financial restructurings within the industry; and

•	changes in general economic conditions due to the recent fluctuations in the equity and credit markets or otherwise.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These factors include:

•	the level and timing of capital spending of our customers, both in the United States and in international markets;

•	the timing, mix and amount of orders, especially from significant customers;

•	changes in market demand for our products;

•	our ability to secure significant orders from telephone companies;

•	our mix of products sold;

•	the mix of software and hardware products sold;

•	our unpredictable and lengthy sales cycles, which typically range from three to eighteen months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

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

We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.

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

In recent years, we have seen consolidation among our competitors, such as Cisco’s acquisition of Scientific Atlanta, Motorola’s acquisition of Terayon, and purchases of Video on Demand (VOD) solutions by each of ARRIS Group, Cisco, Harmonic and Motorola. In addition, some of our competitors have entered into strategic relationships with one another to offer a more comprehensive solution than would be available individually. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in the evolving industry for video. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do, and are much better positioned than we are to offer complementary products and technologies. These combined companies may offer more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete while sustaining acceptable gross margins. Finally, continued industry consolidation may impact customers’ perceptions of the viability of smaller companies, which may affect their willingness to purchase products from us. These competitive pressures could harm our business, operating results and financial condition.

Certain of our competitors have integrated products performing functions similar to our products into their existing network infrastructure offerings, and consequently our existing and potential customers may decide against using our products in their networks, which would harm our business.

Other providers of network-based hardware and software products are offering functionality aimed at solving similar problems addressed by our products. For example, several vendors have recently announced products designed to be competitive with our Switched Digital Video product application. The inclusion of functionality perceived to be similar to our product offerings in our competitors’ products that already have been accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, potential customers may elect to accept such limited functionality in lieu of adding components from a different vendor. Many of our existing and potential customers have invested substantial personnel and financial resources to design and operate their networks and have mature relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, our customers’ other vendors that can provide a broader product offering may be able to offer pricing or other concessions that we are not able to match because we currently offer a more modest suite of products and have fewer resources. If our existing or potential customers are reluctant to add network infrastructure from new vendors or otherwise decide to work with their other existing vendors, our business, operating results and financial condition will be adversely affected.

We anticipate that our gross margins will fluctuate with changes in our product mix and expected decreases in the average selling prices of our products and software content, which may adversely impact our operating results.

In recent periods we have reported high gross margins however, we may not be able to maintain those levels in future periods. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to the decrease of our average selling prices. Our failure to develop and introduce new products on a timely basis would likely contribute to a decline in gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of these lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

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

Our customer base is highly concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers would likely reduce our revenues significantly.

Historically, a large portion of our sales have been to a limited number of customers. Our five largest customers accounted for approximately 89.7% of our net revenues for the three months ended September 30, 2008 compared to 74.0% for the three months ended September 30, 2007. For the nine months ended September 30, 2008, our top five customers accounted for 80.9% of our net revenues compared to 75.6% for the nine months ended September 30, 2007. Bright House Networks, Comcast, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended September 30, 2008. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2008. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

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

If we fail to comply with new laws and regulations, or changing interpretations of existing laws or regulations, our future revenues could be adversely affected.

From time to time our products are subject to various legal and regulatory requirements and changes. For example, on February 17, 2009, federal law requires that television broadcast stations stop broadcasting in analog format and broadcast only in digital format. This change may have accelerated the timing of sales of our digital products, and consequently the revenue associated with our broadcast solutions may not continue at recent levels, which could disappoint our investors causing our stock price to fall. Additionally, the Federal Communications Commission has recently shown interest in switched digital video technology, when it issued notices of apparent liability to Time Warner and Cox Communications for moving some channels from their broadcast lineups to switched digital video groups, rendering that programming inaccessible to non-operator-supplied digital video recorders. These and other similar implementations of laws and interpretations of existing regulations could cause our customers to forgo or change the timing of spending on new technology rollouts, such as switched digital video, which could make our results more difficult to predict, or harm our revenues.

We face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. In the past, the European Union (EU) adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the EU, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. In connection with our compliance with these environmental laws and regulations, we incurred substantial costs, including research and development costs, and costs associated with assuring the supply of compliant components from our suppliers. Similar laws and regulations have been proposed or may be enacted in other regions, including in the United States, China and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are compatible with these regulations, and this reengineering and component substitution may result in additional costs to us or disrupt our operations or logistics.

Additionally, governments in the United States and other countries have adopted laws and regulations regarding privacy and advertising that could impact important aspects of our business. In particular, governments are considering new limitations or requirements with respect to our customers’ collection, use, storage and disclosure of personal information for marketing purposes. Any legislation enacted or regulation issued could dampen the growth and acceptance of addressable advertising which is enabled by our products. If the use of our products to increase advertising revenue is limited or becomes unlawful, our business, results of operations and financial condition would be harmed.

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

For these and other reasons, our sales cycles generally have been between three and eighteen months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition policies and the timing of the receipt of orders.

We have been unable to achieve sustained profitability, which could adversely affect the price of our stock.

Historically, we have experienced significant operating losses. Although we were profitable for the nine months ended September 30, 2008, we have not achieved sustained profitability. For example, we were unprofitable for the nine months ended September 30, 2007. If we fail to achieve sustained profitability in the future, it would adversely impact our long-term business and we may not meet the expectations of the investment community in the future, which could have a material adverse impact on our stock price.

Declining general economic conditions may adversely affect our financial condition and results of operations and make our future business more difficult to forecast and manage.

Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the recent tightening of credit markets and concerns regarding the availability of credit, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and therefore harm our business and results of operations.

More generally, the recent turmoil in the financial markets is likely to have an adverse effect on the U.S. and world economies, which could negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurances that government responses to the disruptions in the financial markets will restore confidence in the U.S. and global economies at a time when many economists and other experts are predicting a recession in these economies. We are unable to predict whether this recession will occur or how deep or how long it will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. The uncertainty regarding the U.S. and global economies also has made it more difficult for us to forecast and manage our business.

Negative conditions in the global credit markets may impair the value or reduce the liquidity of a portion of our investment portfolio.

As of September 30, 2008, we had $54.7 million in cash and cash equivalents and $110.3 million in investments in marketable debt securities. Historically, we have invested these amounts in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. While we held $11.7 million of auction rate securities as of December 31, 2007, we currently hold no mortgaged-backed or auction rate securities. However, certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the recent turmoil in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm our results of operations, liquidity and financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results and cash flows.

Because a substantial portion of our employee base is located in Israel, we are exposed to fluctuations in currency exchange rates between the U.S. dollar and the Israeli New Shekel. These fluctuations could have a material adverse impact on our financial results and cash flows.

A decrease in the value of the U.S. dollar relative to foreign currencies could increase our level of operating expenses and the cost of procurement of raw materials to the extent we must purchase components or pay employees in foreign currencies. For example, from September 30, 2007 to September 30, 2008, the U.S. dollar declined 16% relative to the Israeli New Shekel. A weakened dollar could also increase the real cost to us of our expenses in countries outside the United States.

Currently, we hedge a portion of our anticipated future expenses and certain assets and liabilities denominated in the Israeli New Shekel. The hedging activities undertaken by us are intended to partially offset the impact of currency fluctuations. As our hedging program is relatively short term in nature, a material change in the value of the United States dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive, and our product development efforts require substantial research and development expense.

The markets in which we compete are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. Our product development efforts require substantial research and development expense. For example, as we develop new technology, including the recently launched BigBand MSP2000 and technology primarily related to the delivery of video over IP networks, our research and development expense has increased to $13.2 million for the three months ended September 30, 2008 from $12.9 million for the three months ended September 30, 2007, even though we substantially reduced our investment in CMTS-related research and development following the discontinuation of this product line. We expect research and development expense as a percentage of revenues to remain relatively high for the foreseeable future. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

Historically, we have experienced periods of rapid growth in our business. In 2007, we experienced a significant revenue decline in the latter half of the year. Our revenues grew by 25.2% in the three months ended September 30, 2008 compared to the prior year period, however, a sustained return to growth, will likely place a significant strain on our resources. For example, we may need to hire additional development and customer support personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future. such growth will result in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

Our products must interoperate with many software applications and hardware found in our customers’ networks. If we are unable to ensure that our products interoperate properly, our business would be harmed.

Our products must interoperate with our customers’ existing networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and the devotion of substantial employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. For example, our products currently interoperate with set-top boxes marketed by vendors such as Cisco Systems and Motorola and with VOD servers marketed by ARRIS Group and SeaChange. If we fail to maintain compatibility with these set-top boxes, VOD servers or other software or equipment found in our customers’ existing networks, we may face substantially reduced demand for our products, which would adversely affect our business, operating results and financial condition.

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

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of September 30, 2008, we had 186 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to recruit qualified personnel in Israel.

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

Since October 3, 2007, a series of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us, certain of our officers and directors, and the underwriters of our initial public offering, or IPO. One such suit was subsequently dismissed. In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complain against us, the directors and officers who signed the IPO prospectus, and the underwriters of our IPO. The consolidated complaint alleges that our IPO prospectus contained false and misleading statements regarding our business strategy and prospects, and the prospects of our CMTS platform products in particular. The lead plaintiff purports to represent anyone who purchased our common stock in the initial public offering. The consolidated complaint asserts causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Defendants filed a motion to dismiss in August 2008. As a component of these lawsuits, we have the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.

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

On December 11, 2007, a shareholder derivative lawsuit was filed against certain of our officers and directors in the Superior Court for the County of San Mateo, California. The company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with our disclosures in connection with our IPO and thereafter, in particular by allegedly issuing false and misleading statements in our registration statement and prospectus regarding our business prospects. The lawsuit is in its earliest stages, and to date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until January 23, 2009.

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

International sales represented $2.5 million of our net revenues for the three months ended September 30, 2008, and $7.1 million of our net revenues for the three months ended September 30, 2007. As part of our restructuring efforts announced in October 2007, we substantially reduced the number of personnel dedicated to sales outside the United States. Our international sales will depend upon developing indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts (whether because they are unable to provide support or otherwise), we maybe unable to grow or sustain our revenue in international markets.

Our future growth will require further expansion of our international operations in Europe, Asia and other markets. We have established a small research and development presence in China, and an outsourced research and development presence in the Ukraine. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

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

As part of our business strategy, from time to time, we review potential acquisitions of other businesses, and we may acquire businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

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

Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

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

As a result of our IPO in March 2007, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2008 and subsequent fiscal years. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

Accounting regulations related to equity compensation have adversely affected our earnings and could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of our stockholders and employees and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. Since January 1, 2006, we have been required to record a charge to earnings for employee stock option grants and employee stock purchase plan rights. In addition, NASDAQ Global Market, or NASDAQ, regulations requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters are located in the San Francisco Bay area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our computer servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Item 6.	EXHIBITS

(a) Exhibits

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.13B	Separation Agreement - Jeffrey Lindholm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer

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

Date: November 12, 2008

BigBand Networks, Inc.

By:	/s/ Maurice L. Castonguay
Maurice L. Castonguay, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.13B	Separation Agreement - Jeffrey Lindholm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.