Form 10-K
period 2008-12-31
BigBand Networks, Inc.
filed 2009-03-10
CIK 1381325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $176 million. The number of shares outstanding of the registrant’s common stock as of March 1, 2009 was 64,935,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Stockholders’ Meeting are incorporated by reference in Part III of this Annual Report on Form 10-K.

BigBand Networks, Inc.

FORM 10-K
for the fiscal year ended December 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) includes forward looking statements. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward looking statements. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations and objectives, and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of this Form 10-K. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements.

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

This Form 10-K also contains statistical data and estimates, including those relating to market size and growth rates of the markets in which we participate, that we obtained from industry publications and reports generated by In-Stat, IDC, and ZenithOptimedia Group. These publications typically indicate that they have obtained their information from sources they believe to be reliable, but do not guarantee the accuracy and completeness of their information. Although we have assessed the information in the publications and found it to be reasonable and believe the publications are reliable, we have not independently verified their data.

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we currently expect.

PART I

Item 1.	BUSINESS

Overview

We develop, market and sell network-based platforms that enable cable operators and telecommunications companies (service providers) to offer video services across coaxial, fiber and copper networks. We were incorporated in Delaware in December 1998. Since that time, we have developed significant expertise in rich media processing, communications networking and bandwidth management. Our customers are using our platforms to expand high-definition television (HDTV) services, and ensure high-quality video advertising programming to subscribers. Our Broadcast Video, TelcoTV and Switched Digital Video solutions are comprised of a combination of our modular software and programmable hardware platforms. We have sold our solutions to more than 200 customers globally. We sell our products in the U.S. primarily through our direct sales force and internationally through a combination of direct sales to service providers and sales through independent resellers. Our customers include Brighthouse, Cablevision, Charter, Comcast, Cox, Time Warner Cable and Verizon, which are seven of the ten largest service providers in the U.S.

Industry Background

Cable operators and telecommunications companies derive most of their revenue from consumer subscriptions for video, voice or data services and from advertising. To attract and retain subscribers, service providers are increasingly bundling video, voice and data services, often called a “triple-play” offering. Video has the most stringent bandwidth requirements, is the most technically demanding and provides the richest user experience of the three. When compared with typical voice and data services, video consumes up to ten times the bandwidth and is approximately 1,000 times more sensitive to packet error, loss and delay. We believe video also offers the greatest revenue per subscriber of the triple-play services. As a result, video presents the greatest opportunity and the greatest delivery challenge of the triple-play bundle.

Competitive Dynamics Changing Video, Voice and Data Networks

The competition for video subscriptions has been increasing over time, and this competition has fueled recurring cycles of network investment as service providers seek to capture increasing revenues from subscribers by offering additional services. Satellite started to capture video subscribers from cable operators in 1994 as they began offering improved digital video services. In response, cable operators upgraded their coaxial networks to provide comparable digital video services.

More recently, the competition for control over the delivery of video services to the home has dramatically increased with the entrance of the telecommunications companies into the market in 2005. Historically, telecommunications companies built networks to offer voice services, while cable operators built networks for broadcast television. The two did not directly compete with one another. In recent years, additional regulatory, technological and competitive factors have enabled service providers to compete directly and aggressively in each others’ markets. Initial competition among cable operators and telecommunications companies began with both offering high-speed data services. Then, cable operators used their two-way broadcast networks to offer VoIP services. Similarly, telecommunications companies have started upgrading their networks, which were originally built for voice and later upgraded to enable the delivery of high-bandwidth video services and higher speed data services. The ability of telecommunications companies to offer these advanced services that feature video have, in turn, forced cable operators to increase the capacity and performance of their networks to keep pace.

In addition to competing with one another, service providers must react to Internet content aggregators and media companies offering competitive video, voice and advertising services directly to consumers through the Internet. For example, in an effort to increase sales of its iPod devices, Apple Inc. offers video content that can be downloaded through the Internet through its iTunes store. Likewise, Hulu is offering individual television programs and other video content directly to consumers over the Internet, and a number of providers are offering low-cost voice services over the Internet. At the same time, online media companies like Google and Yahoo! are aggregating or facilitating access to content and increasing the relevance, interactivity and measurability of advertising to attract advertising spending. Competitive activities such as these pose a threat to service providers’ paid subscriber and advertising revenues.

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

•	Personalization. With the proliferation in content, consumers are seeking content that is increasingly customized to their personal interests. This personalized content spans everything from the purchase of downloadable songs to customized video programming, such as Video on Demand (VOD) and niche channel packages.

•	Richer Content. Consumers are demanding a higher quality experience, whether online or in their television viewing. As a result, consumers are continuing to purchase HDTVs and high-speed data services to access richer content, such as HD programming, user-generated video clips and interactive online video games.

•	Ease and Speed of Access. In an increasingly mobile world, consumers desire faster access to content from virtually anywhere using a wide range of devices, such as portable media players, televisions, mobile phones, personal digital assistants and personal computers.

Consumers have been able to gain greater personalization, richer content and better access to their voice and data services using network-based technologies. For video, however, there has been only a limited response to these consumer demands. To offer richer, more personalized content at the speeds consumers expect, and to capture the larger video subscription opportunity, service providers are developing networks with the bandwidth to deliver richer services and the intelligence to tailor video services and direct advertising to individual subscribers.

Advertisers Demand Greater Intelligence in Video-Based Advertising

Traditionally, advertisers attempted to reach consumers through media channels such as broadcast television that distributed the same advertising to wide audiences. The Internet offers advertisers a distribution channel that delivers more relevant ads, while at the same time offering the interactivity required to measure return on ad spending. Today, advertisers are demanding that advertising on video services offer similar relevancy, interactivity and measurability.

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

Intelligent, High-Bandwidth Video Networks are Needed

Current service provider networks are not fully equipped for increasingly rich and interactive video content. Cable operators originally built their networks for the one-way broadcast of analog video content. In response to competition by satellite providers, they upgraded their networks to digital, but these networks still lack the capacity to deliver as much of the rich content and interactivity increasingly required by consumers and advertisers. Telecommunications companies originally constructed low-bandwidth networks that were capable of delivering highly interactive voice services, but these networks lack the bandwidth necessary to fully deliver rich video services. However, with increasing competition for traditional voice services and the revenue opportunities and network requirements of video, these telecommunications companies need networks with the bandwidth and interactivity that enable advanced video services that meet the demands of consumers and advertisers. Cable operators and telecommunications companies therefore must develop intelligent, high-bandwidth video networks for their consumer and advertiser customers.

Delivering high-quality, personalized video services and relevant video-based advertising has strained service providers’ existing network infrastructures and requires service providers to overcome the following challenges:

•	Bandwidth Limitations Posed by Video. Service providers’ fixed-bandwidth networks are not fully equipped for the volume and richness of content being demanded by subscribers. For example, a typical HDTV video stream requires 19.4 megabits per second (Mbps) of continuous bandwidth, which is up to ten times the bandwidth required by a standard definition video stream and substantially greater than the 10 Mbps limit of most copper-based network data connections. To meet the demand for more and richer content such as HDTV, service providers must either undertake a costly capital expansion of their network infrastructures or use their existing infrastructure more efficiently.

•	Difficulty of Delivering a High-Quality Video Experience. Service provider networks are inherently prone to packet loss, error and delay. This problem is exacerbated as the richness and volume of the content being delivered across the network increases. Importantly, HDTV is approximately 1,000 times more sensitive to packet loss, error and delay than voice and data services. To ensure a consistently high-quality subscriber viewing experience, service providers must find solutions that maintain the integrity of the video streams as these streams move across their networks.

•	Lack of Customized Video Programming. Existing network infrastructures lack the intelligence to allow service providers to understand and react to subscriber television viewing behavior. As a result, service providers lack the ability to deliver video programming packages tailored to the interests of specific subscribers or groups of subscribers. Service providers require network infrastructure that will enable them to understand subscriber viewing behavior and, based on that understanding, allow them to deliver new video channels and programming packages to specific subscribers or groups of subscribers.

•	Requirement for More Relevant Video Advertising. Advertisers are demanding that their ads be addressed to a relevant audience. To satisfy this demand, service providers need the capability to deliver video advertising to particular geographic segments and demographic groups, and ultimately, to tailor advertising to specific subscribers. In most broadcast implementations, service providers lack the capability to distinguish one subscriber from another and the capacity to insert tailored advertising into a continuous video stream without degrading service quality. Service providers are seeking solutions that will enable the seamless insertion of relevant advertisements into video streams.

•	High Cost of Infrastructure Investment. Service providers have invested heavily to establish their existing network infrastructures, including the deployment of a significant amount of cable set-top boxes. Service providers must either make significant investments to upgrade or replace their existing infrastructure, or find ways to extend the useful life of their installed equipment. Service providers generally prefer network-based capital investments since these costs can be allocated across many subscribers without costly replacement of existing set-top boxes.

•	Need to Rapidly Deliver Advanced Services. Historically, service providers have needed to make very large capital expenditures to purchase replacement network equipment to support next-generation services. With the increasing pace of change, service providers require platforms with the flexibility to rapidly deploy advanced video and data services while minimizing lengthy and capital-intensive network upgrades.

Although service providers face common challenges — how to rapidly and economically offer an increasing amount of video content, deliver a more compelling user experience, and deliver more relevant programming and advertising to their subscribers, the technical and bandwidth challenges associated with delivering video services creates a need for platforms designed for reliable and cost-effective video delivery.

The BigBand Offering

We develop, market and sell network-based platforms that enable service providers to offer video services across coaxial, fiber and copper networks. Our software and hardware solutions are used to offer video services commercially to tens of millions of subscribers, 24 hours a day, seven days a week and have been successfully deployed by leading service providers worldwide, including seven of the ten largest service providers in the U.S.

We combine rich media processing, modular software and high-speed switching and routing with carrier-class hardware designed to address specific service provider needs into our solutions. Our solutions enable service providers to deliver high-quality video services and offer more effective video advertising. We offer our customers Broadcast Video, TelcoTV, Switched Digital Video and IPTV (Personalized Video) solutions.

Our solution offers the following key benefits:

•	Intelligent Bandwidth Management. Using our solutions, service providers can address their increasing bandwidth needs. For example, we offer what we believe to be the most widely deployed switched digital video solution commercially available today. Our Switched Digital Video solution only transmits channels to subscribers when the subscribers in a service group are in the process of watching those channels, instead of broadcasting all channels to all subscribers all the time. This enables service providers to achieve 50% or greater savings in bandwidth usage for digital subscribers, allowing service providers to offer additional services (such as HDTV channels) without altering the subscriber viewing experience.

•	High-Quality Video Experience. Our solutions allow service providers to minimize the likelihood of video quality errors by detecting potential video quality degradation in real-time and correcting such degradation before the video stream is delivered to subscribers. Our core suite of video processing software modules are designed to enhance the richness of the viewing experience by optimizing the delivery of video streams, while our program level redundancy functionality adds the switching capability to automatically provision an alternative video stream should the quality of the primary stream begin to degrade.

•	Enhanced Video Personalization. Using our solutions, service providers can interact with their subscribers down to the individual channel change and, as a result, can more accurately tailor programming packages to the interests of their subscribers. For example, our Switched Digital Video solution enables service providers to satisfy consumer demand for increasingly personalized content by expanding the number of channels that can be offered because selected channels are only delivered when the channel is requested by a subscriber in the service group. Using this solution, one of our customers was able to offer additional channel packages tailored to demographic groups.

•	Ability to Deliver Relevant Video Advertising. Our solutions allow service providers to insert advertising tailored to specific subscriber groups. For example, using our Personalized Video solution, service providers can simultaneously insert different ads into multiple copies of the same program and forward them to specific geographic zones. This allows service providers to attract advertisers interested in reaching niche markets.

•	Optimize Return on Existing Infrastructure Investment. Our network-based solutions allow service providers to manage service quality from the network, rather than deploying costly personnel and equipment at the customer premises. Because our solutions are deployed at the network level, service providers can leverage their infrastructure investment across many subscribers and avoid the hardware and service costs associated with an upgrade of equipment in the homes of subscribers.

•	High Availability. Our solutions are built utilizing carrier class hardware that provides our customers with solutions that offer what we believe to be higher availability of the video services they deliver to consumers as well as a lower total cost of ownership since the cost of maintenance and replacement of our hardware platforms is reduced.

•	Platform Flexibility. Our solutions feature a fully programmable hardware and modular software architecture. Our field-upgradable hardware is designed to meet service provider platform flexibility requirements and to minimize the need to replace existing hardware. For example, one customer initially purchased our equipment for basic media processing functionality and was subsequently able to further enhance this same hardware platform within a matter of hours to deliver our advanced Broadcast Video solution simply by licensing an additional software application from us.

Strategy

Our objective is to be the leading provider of network-based products that enable the delivery of high-bandwidth, high-quality video services and more effective video advertising. Key elements of our strategy include the following:

•	Further Technology Leadership Position. Over the past 10 years, we have developed media processing and video systems design expertise. We used this expertise to deliver what we believe to be the most-widely deployed switched digital video product commercially available today. We will continue leveraging our expertise to deliver solutions that focus on optimizing network infrastructure and enabling delivery of a high-quality user experience.

•	Leverage Modular Architecture to Accelerate New Product Introduction. We have created a series of media processing software modules that, when combined with our programmable hardware and switching fabric, serve as the foundation for a range of network-based solutions. The competition between cable operators and telecommunications companies is accelerating the rate of change in their networks, and we believe our software modules will serve as the foundation for rapidly delivering solutions that address our customers’ bandwidth and service delivery needs.

•	Expand Footprint Within Existing Customer Base. We have customer relationships with a number of service providers both in the U.S. and internationally, including seven of the ten largest service providers in the U.S. We believe these customer relationships give us a strong advantage in understanding our customers’ network challenges and delivering timely solutions. We will continue to work closely with our customers on the designs of their network architectures and emerging services, expand our relationships with these customers to deploy more of our existing applications, and develop and deliver new applications to address their network challenges.

•	Expand Customer Base Regardless of Access Technology. Service providers deploy video services to subscribers across networks based on coaxial, fiber and copper. We have successfully deployed our solutions across these access technologies. We are currently providing Verizon with a solution that allows both digital and analog transmission of video over fiber-optic lines. Other telecommunications companies deploying video services over existing DSL lines leverage our media processing expertise to provide such video services. Still others use our solutions to carry services over coaxial cable. We intend to leverage our media processing expertise to penetrate new customers worldwide, regardless of the type of access networks they use.

•	Broaden Advanced Advertising Capabilities. We currently enable service providers to insert video advertisements targeted to subscribers in specific geographic zones. We intend to collaborate with our customers to continue developing and deploying next-generation advertising solutions.

Solutions

We are a category leader in digital video networking that enables service providers to move, manage and monetize video. We deliver proven network-based platforms to empower service providers to transition from broadcast to the delivery of personalized video services. Our product solutions are a unique combination of advanced networking and video processing hardware platforms and key software modules that optimize existing infrastructures and bandwidth and deliver application-specific functions. We believe our carrier-grade, purpose-

built platforms and modular software approach delivers a fast return on investment and a lower total cost of ownership compared to platforms offered by our competitors. We deliver the following product solutions:

Broadcast Video.  Historically, video content was broadcast only in analog form. Analog video presents a number of limitations to service providers, including deterioration of video quality, higher cost to insert relevant advertising in the video stream, and the cost of converting analog to digital for certain digital devices in the home, such as digital video recorders. Our Broadcast Video solutions enable advanced digital media processing and transport technologies for service providers. For example, we were first to implement what we believe has become the industry’s de facto network architecture for digital simulcast.

Our digital simulcast product application enables service providers to create a digital version of analog inputs and deliver both analog and digital video streams to subscribers. This gives service providers a cost-efficient way of migrating subscribers from analog to digital video, which uses lower cost all-digital set-top boxes, while still supporting a large installed base of analog set-top boxes and televisions. In addition, using our digital simulcast product application, service providers can overcome the video quality limitations inherent in the transport of analog over long distances and the low-quality conversion from analog to digital in consumer digital devices. They also can reduce their investment in costly equipment used to transport analog signals and achieve operational efficiency by using a converged digital network. Finally, our digital simulcast product application allows service providers to insert advertisements into the digital video stream and deliver those ads either in digital or analog form to subscribers. This offers our customers incremental revenue opportunities through the ability to insert advertisements into the digital stream targeted to specific geographic zones.

We deliver our Broadcast Video solution by combining our Broadband Multimedia-Service Router hardware platform, which we refer to as our BMR, with our core media processing modules with advanced splicing capability.

TelcoTV.  Telecommunications companies use our BMR to provide a very high-quality viewing experience, while still benefiting from the use of digital video transport throughout their networks. We enable telecommunications companies to leverage their existing Synchronous Optical Network, or SONET, infrastructure, which was originally designed for voice communications, to transport video content throughout the network. This provides significant cost savings as telecommunications companies are not required to build a dedicated video transport network. They deploy our video solution in network locations called video serving offices, or VSOs, that provide service directly to consumers. This solution leverages the same key technologies that were previously deployed in many of the largest cable operator networks in the world. Our TelcoTV product solution integrates our core media processing modules with our BMR with built-in radio frequency, or RF, modulation, and local content insertion.

Switched Digital Video.  We believe we were the first company to develop and commercially deploy a switched digital video solution. Traditionally, service providers broadcast all channels to all subscribers at all times. Our Switched Digital Video solution enables service providers to transmit video channels to subscribers only when the subscribers in a smaller subset of subscribers within a network, called a service group, are in the process of watching those channels. Depending on the number of subscribers and the amount of duplicate channels within a service group, our Switched Digital Video solution typically allows service providers to achieve up to 50% bandwidth savings in the delivery of digital video content and use the reclaimed bandwidth to offer additional content. This reclaimed bandwidth can be used to deliver niche video packages, more HDTV channels, high-speed data service and/or voice service. The diagram below illustrates how bandwidth can be reclaimed using our Switched Digital Video solution, which broadcasts only those channels that are being watched within a service group.

In addition, our Switched Digital Video solution gives our service providers real-time access to the actual viewing habits of their subscriber groups, information that is increasingly valuable as they and their advertisers seek to tailor advertising or personalized channel services to specific subscriber groups and individual subscribers.

We deliver our Switched Digital Video solution by combining our core media processing modules with our BMR, BigBand Server and Management Suite, and Broadband Edge QAM or BEQ.

Personalized Video.  We now offer service providers our Media Services Platform (MSP2000), a carrier-grade, network-based platform designed to enable service providers to offer a range of personalized video applications such as linear, zoned, and addressable advertising, or time-shifted delivery of television programming. This enables operators to offer high quality, differentiated video services in conjunction with new revenues, for example increasing ad revenues via more targeting.

Management Software.  Service providers use our Management Software solutions to manage the deployment of our hardware platforms and modular software. Our Management Software solutions are designed to enable service providers to optimize network deployments and operations, in addition to more efficiently delivering digital video services. For example, our Server and Management Suite is an application for real-time control and management of video traffic traversing the network. Our Switched Broadcast Manager component of the Server and Management Suite manages customer transactions down to the channel change level to allow service providers to dynamically switch the broadcast content being requested in a service group. With knowledge of customer transactions, our Switched Broadcast Manager can switch and load-balance broadcast channels across the multiple devices in the network.

In addition, our Switched Video Analysis (SVA) software is a viewership and performance analysis application that gathers metrics to allow service providers to make informed decisions about programming expansion — specifically where to “switch” programming and where to “broadcast” it — and network utilization. SVA is also designed to help operators determine when and where to roll out new programming; identify revenue opportunities for content personalization, addressable advertising and market research; and monitor unanticipated changes in viewership or network performance that can impact video delivery.

Platforms and Technologies

Our intelligent, network-based applications are built on an architecture that combines modular software with extensible and scalable hardware platforms. Our modular software architecture enables us to more quickly and cost effectively develop new features and products. Our chassis-based hardware platforms offer field-upgradeable hardware, high-speed switching and routing with general-purpose processing capabilities. This hardware and software approach provides our customers with rich media processing capabilities in a carrier-class hardware configuration that can be extended across multiple network locations and, as needed, to accommodate more services and more subscribers. Our hardware platforms have been engineered to comply with the Level-3 Network Equipment Building System standard, or NEBS, which is a set of telecommunications industry safety and environmental design guidelines for equipment in central offices. Our platforms consist of the following:

BigBand Broadband Multimedia-Service Router (BMR).  Our Broadband Multimedia-Service Router is a platform that is designed for the real-time processing and switching of video. The BMR platform is a protocol-neutral architecture that processes and switches MPEG, IP and Ethernet packets. We accelerate our software media processing functionality through digital signal processors (DSPs) and field programmable gate arrays (FPGAs), which also allow the BMR to be upgraded or reconfigured over time from remote locations. The BMR is a chassis-based design that provides carrier-class reliability and the flexibility to expand functionality and capacity as network requirements evolve by adding new network cards. The BMR also supports the transmission of digital and analog signals using radio frequency, or RF, interfaces to the physical cable network through QAM, quadrature phase shift keying and analog RF.

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

BigBand Media Services Platform (MSP2000).  BigBand’s Media Services Platform is designed to manage large numbers of IP video streams combined with rich media processing to enable a range of personalized video applications such as linear, zoned, and addressable advertising. The BigBand MSP2000 is based on industry standards, open interfaces and established network protocols to simplify the platform integration into existing service provider networks. BigBand’s MSP is a chassis-based platform that provides carrier-class reliability, scale and flexibility, including the ability to grow subscriber services and new applications over time with the addition of new hardware line card modules and software.

Software Modules

We have created a set of individual software modules that define the attributes and functionality of our solutions. We design these modules with well-defined software interfaces to facilitate software development and maintenance, enabling faster response to service provider needs and the delivery of new features. Our software architecture also allows these modules to be combined with one another in various configurations. Selected modular software components are described below:

•	RateShaping. Our RateShaping module combines digital signal processing and statistical multiplexing using complex algorithms to enable more video streams to be transported using the same amount of bandwidth. With RateShaping, we conserve bandwidth by intelligently allocating bandwidth to programs that require more, while reducing bandwidth to programs that require less. The diagram below depicts how our RateShaping module can take variable-rate video streams and adjust them to conform to a fixed amount of bandwidth capacity.

•	RateClamping. The amount of bandwidth required to deliver a digital video program varies based on the complexity of the picture being transmitted within that program. For applications where a constant bit rate is desired, such as Switched Digital Video, RateClamping converts variable input feeds into constant bit rate streams, with the output bandwidth determined according to the service provider’s priorities. RateClamping is frequently utilized to deliver services such as VOD, Switched Digital Video and network-based digital video recorders. The diagram below depicts how our RateClamping module can convert variable-rate video streams into constant-rate video streams.

•	Splicing. Our Splicing functionality allows an alternate program, usually an advertisement, to be seamlessly inserted into an existing video stream. Using our Splicing functionality, service providers can perform hundreds of concurrent splices of different ads to multiple advertising zones, targeting different neighborhoods, in a single BMR. Our Splicing functionality is integral to our Broadcast Video solution.

•	Video over Ethernet. Using our Video over Ethernet functionality, service providers can process and transmit digital video streams over IP inputs and outputs, which is less expensive than legacy video- specific interfaces, such as Asynchronous Serial Interface, or ASI. Ethernet, however, can cause latency problems in the network, which are particularly problematic in the delivery of video programming. Our Video over Ethernet functionality corrects the inherent timing effects introduced by Ethernet as it arrives in the BMR and encapsulates video into IP packets on video outputs.

•	Encryption. Our Encryption module scrambles the video stream and interfaces with a standards-based conditional access system to allow operators to secure their video content and restrict usage to only authorized subscribers.

•	Program-level Redundancy. Our Redundancy module inspects a video stream at the individual program level to detect errors and switches to the back-up source program without interrupting other programs on the same transport stream. By contrast, other competitive redundancy solutions do not detect problems with individual programs, which can result in a lower quality viewer experience.

•	Metadata Processing. Our applications process metadata such as the name of the program, plot summary and actors. This allows the service provider to actively control the type and amount of metadata that is provided to the subscriber’s television, thus enabling the service provider to populate program guide content and provide enhanced interactive TV functions.

Customers

We sell our products to cable operators and telecommunications companies worldwide. In the U.S., our products are deployed by seven of the ten largest service providers. Our significant customers for 2008 were as follows:

Brighthouse	Cox Communications	Suddenlink
Cableone	Guangdong Tongke	Sugys
Cablevision Systems	Imibluenet	Time Warner Cable
Charter Communications	Kabel Baden-Wurttemberg	Verizon
Comcast Cable Communications	RCN Telecom	Videotron

A substantial majority of our sales have been to relatively few customers. However, our large customers have changed over time. Sales to our five largest customers represented 81%, 75% and 79%, respectively, of our net revenues for the years ended December 31, 2008, 2007 and 2006. In both 2008 and 2007, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. In 2006, Comcast, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. Although we are attempting to broaden our customer base by penetrating new markets and expanding internationally, we expect that for the foreseeable future, a limited number of large customers will continue to comprise a large percentage of our revenues. Net revenues from sales to customers outside of the U.S. were $15.9 million, $29.7 million and $19.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We sell our solutions to a number of our largest customers pursuant to master purchase agreements. For example, we sell our TelcoTV and Management Software solutions, as well as customer support and training services, to Verizon pursuant to a master purchase agreement that is effective through December 31, 2010. Among other things, this agreement provides that our TelcoTV solution will be the exclusive edge modulation solution for Verizon, subject to performance against certain previously-negotiated service metrics. In addition, the agreement provides for pricing (including previously-negotiated annual price reductions), the terms of a five-year hardware and software warranty and the terms of the five-year service commitment. Likewise, we sell our Switched Digital Video and Broadcast Video solutions to Time Warner Cable in conformance with a master purchase agreement between the parties dated April 12, 2005. While the agreement with Time Warner Cable lapsed according to its terms on December 31, 2007, the parties have continued to operate in conformance with such master purchase agreement. Among other things, this agreement provides for pricing, a one-year hardware and software warranty, and service terms. In general, our master purchase agreements do not guarantee amounts of purchases by customers. Thus, our business is more dependent on the ordering patterns of our customers, rather than the terms of the master purchase agreements with these customers.

Backlog

We schedule production of our products based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next six months. As of December 31, 2008, we had backlog of $7.0 million, compared with backlog of $11.5 million as of December 31, 2007. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or cancelled for a number of reasons, including reductions in capital spending by service providers or changes in specific customer requirements. Because of the complexity of our customer acceptance and revenue recognition criteria, in addition to backlog, we have significant deferred revenues. As a result, our backlog alone is not necessarily indicative of revenues for any succeeding period.

Sales and Marketing

We sell our products in the U.S. primarily through our direct sales force and internationally through a combination of direct sales to service providers and sales through independent resellers. Our direct sales force, distributors and resellers are supported by our highly trained technical staff, which includes application engineers who work closely with service providers to develop technical proposals and design systems to optimize performance and economic benefits to potential customers. Our sales offices outside of the U.S. are located in Germany, China, Hong Kong and Korea. International resellers are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory.

Our marketing organization develops strategies for product lines and market segments, and, in conjunction with our sales force, identifies the evolving technical and application needs of customers so that our product development resources can be deployed to meet anticipated product requirements. Our marketing organization is also responsible for setting price levels, forecasting demand and generally supporting the sales force, particularly at major accounts. We have programs in place to heighten industry awareness of our Company and our products, including participation in technical conferences, industry initiatives, publication of articles in industry journals and exhibitions at trade-shows.

Customer Service and Technical Support

We offer our customers a range of support offerings, including program management, training, installation and post-sales technical support. As a part of our pre-sales effort, our engineers design the implementation of our products in our customers’ environments to meet their performance and interoperability requirements. We also offer training classes to assist them in the management of our solutions.

Our technical support organization, offers support worldwide 24 hours a day, seven days a week. For our direct customers, we offer tiered customer support programs depending upon the service needs of our customers’ deployments. Using our standard support package, our customers receive telephone support and access to online technical information. Under our enhanced support package, in addition to the standard support offerings, our customers are entitled to software product upgrades and maintenance releases, advanced return materials authorization and on-site support, if necessary. Support contracts typically have a one-year term. For end customers purchasing through resellers, primary product support is provided by our resellers, with escalation support provided by us.

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

Research and development expense was $54.0 million, $51.9 million and $37.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Intellectual Property

As of December 31, 2008, we held 31 issued U.S. patents and had more than 40 U.S. patent applications pending. Our issued patents will expire between 2019 and 2025. Although we attempt to protect our intellectual property rights through patents, copyrights, trademarks, trade secrets, licensing arrangements and other measures, there is a risk that any patent, trademark, copyright or other intellectual property rights owned by us may be invalidated, circumvented or challenged; that these intellectual property rights may not provide competitive advantages to us; and that any of our pending or future patent applications may not be issued with the scope of the claims sought by us, if at all. Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright, trademark, trade secret and other intellectual property protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our confidential and proprietary information. Nevertheless, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. In addition, from time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. For example, on June 5, 2007, we filed a lawsuit in federal court against Imagine Communications, Inc., alleging patent infringement. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

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

Manufacturing and Suppliers

We outsource the manufacturing of our products. Flextronics Corporation and Benchmark Electronics, Inc. each serves as a sole contract manufacturer for particular lines of our video products. Once our products are manufactured, they are sent to our facility in Southborough, Massachusetts. We believe that outsourcing our manufacturing enables us to conserve capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products.

We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Neither Benchmark nor Flextronics has a written contractual obligation to accept any purchase order that we submit.

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

Employees

As of December 31, 2008, we had 485 employees as follows:

By function:
Servicing and manufacturing	93
Research and development	248
Sales and marketing	79
General and administrative	65

Total employees	485
By location:
United States	260
Israel	179
Rest of world	46

Total employees	485

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

Financial Information About Segments and Geographic Areas

For information about revenues and long-lived assets by geographical region, see “Notes to Consolidated Financial Statements, Note 9 — Segment Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K. The Company reports as a single reporting segment.

Additional Information

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

Our Internet address is http://www.bigbandnet.com. We make available, free of charge, through the Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Form 10-K.

Item 1A.	RISK FACTORS

An investment in our equity securities involves significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.

We depend on cable operators and telecommunications companies adopting advanced technologies for substantially all of our net revenues, and any decrease or delay in capital spending for these advanced technologies would harm our operating results, financial condition and cash flows.

Substantially all of our sales depend on cable operators and telecommunications companies adopting advanced technologies, and we expect these sales to continue to constitute a significant majority of our sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure, and a reduction or delay in this spending could have a material adverse effect on our business.

The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:

•	available capital and access to financing;

•	annual budget cycles;

•	overall consumer demand for video services and the acceptance of newly introduced services;

•	competitive pressures, including pricing pressures;

•	changes in general economic conditions due to the recent fluctuations in the equity and credit markets or otherwise;

•	the impact of industry consolidation;

•	the strategic focus of our customers and potential customers;

•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	discretionary customer spending patterns;

•	bankruptcies and financial restructurings within the industry; and

•	work stoppages or other labor-related issues that may impact the timing of orders and revenues from our customers.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These factors include:

•	the level and timing of capital spending of our customers, both in the U.S. and in international markets;

•	the timing, mix and amount of orders, especially from significant customers;

•	changes in market demand for our products;

•	our ability to secure significant orders from telecommunications companies;

•	our mix of products sold;

•	the mix of software and hardware products sold;

•	our unpredictable and lengthy sales cycles, which typically range from three to eighteen months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	our ability to design, install and receive customer acceptance of our products;

•	materially different acceptance criteria in master purchase agreements with key customers, which can result in large amounts of revenue being recognized, or deferred, as the different acceptance criteria are applied to large orders;

•	new product introductions by our competitors;

•	market acceptance of new or existing products offered by us or our customers;

•	competitive market conditions, including pricing actions by our competitors;

•	our ability to complete complex development of our software and hardware on a timely basis;

•	unexpected changes in our operating expenses;

•	the cost and availability of components used in our products;

•	the potential loss of key manufacturer and supplier relationships;

•	changes in domestic and international regulatory environments; and

•	the impact of new accounting rules.

We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in our operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.

Our customer base is highly concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers would likely reduce our revenues significantly.

Historically, a large portion of our sales have been to a limited number of customers. Our five largest customers accounted for approximately 81% of our net revenues for the year ended December 31, 2008, compared to 75% for the year ended December 31, 2007. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the years ended December 31, 2007 and 2008. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions or more cautious spending patterns due to a general economic slowdown) is likely to have a material negative impact on our operating results. In addition, as the consolidation of ownership of cable operators and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation and customer concentration due to the significant capital costs of constructing video, voice and data networks and for other reasons. For example, Adelphia, formerly the fifth largest cable company in the U.S. was sold in 2006 to Comcast and Time Warner Cable, the two largest U.S. cable operators. Further business combinations may occur in our customer base which will result in increased purchasing leverage by these customers over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.

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

More generally, we are unable to predict how deep the current economic recession will be or how long it will last. There can be no assurances that government responses to the recession will restore confidence in the U.S. and global economies. We expect our business to be adversely impacted by any significant or prolonged recession in the U.S. or global economies as our customers’ capital spending is expected to be reduced during such an economic downturn. For example, one of our customers has announced their intent to file for bankruptcy on or before April 1, 2009 to implement a restructuring aimed at improving their capital structure. The uncertainty regarding the U.S. and global economies also has made it more difficult for us to forecast and manage our business.

The markets in which we operate are intensely competitive, many of our competitors are larger, more established and better capitalized than we are, and some of our competitors have integrated products performing functions similar to our products into their existing network infrastructure offerings, and consequently our existing and potential customers may decide against using our products in their networks, which would harm our business.

The markets for selling network-based hardware and software products to service providers are extremely competitive and have been characterized by rapid technological change. We compete broadly with system suppliers including ARRIS Group, Cisco Systems, Harmonic, Motorola, SeaChange International, Tandberg Television (a division of Ericsson) and a number of smaller companies. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we have. Given their capital resources, long-standing relationships with service providers worldwide, and broader product lines, many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. If we are unable to overcome these resource advantages, our competitive position would suffer. Additionally, if any of our competitors’ products or technologies were to become the industry standard, our business would also be seriously harmed.

In addition, other providers of network-based hardware and software products are offering functionality aimed at solving similar problems addressed by our products. For example, several vendors have recently announced products designed to be competitive with our Switched Digital Video solution. The inclusion of functionality perceived to be similar to our product offerings in our competitors’ products that already have been accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, potential customers may elect to accept such limited functionality in lieu of adding components from a different vendor. Many of our existing and potential customers have invested substantial personnel and financial resources to design and operate their networks and have mature relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, our customers’ other vendors that can provide a broader product offering may be able to offer pricing or other concessions that we are not able to match because we currently offer a more modest suite of products and have fewer resources. If our existing or potential customers are reluctant to add network infrastructure from new vendors or otherwise decide to work with their other existing vendors, our business, operating results and financial condition will be adversely affected.

In recent years, we have seen consolidation among our competitors, such as Cisco’s acquisition of Scientific Atlanta, Motorola’s acquisition of Terayon, and purchases of Video on Demand, or VOD, solutions by each of ARRIS Group, Cisco, Harmonic and Motorola. In addition, some of our competitors have entered into strategic relationships with one another to offer a more comprehensive solution than would be available individually. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in the evolving industry for video. These combined companies may offer more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete while sustaining acceptable gross margins. Finally, continued industry consolidation may impact customers’ perceptions of the viability of smaller companies, which may affect their willingness to purchase products from us. These competitive pressures could harm our business, operating results and financial condition.

We anticipate that our gross margins will fluctuate with changes in our product mix and expected decreases in the average selling prices of our hardware and software products, which may adversely impact our operating results.

In recent periods we have reported relatively high gross margins. However, we may not be able to maintain these levels in future periods. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to the decrease of our average selling prices. For example, our master agreement with Verizon provides for contractually-negotiated annual price reductions. Our failure to develop and introduce new products on a timely basis would likely contribute to a decline in gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of these lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

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

For these and other reasons, our sales cycles generally have been between three and eighteen months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders.

Additionally, we derive a significant portion of our net revenues from sales that include the network design, installation and integration of equipment, including equipment acquired from third parties to be integrated with our products to the specifications of our customers. We base our revenue forecasts on the estimated timing to complete the network design, installation and integration of our customer projects and customer acceptance of those products. The systems of our customers are both diverse and complex, and our ability to configure, test and integrate our systems with other elements of our customers’ networks is dependent upon technologies provided to our customers by third parties. As a result, the timing of our revenue related to the implementation of our solutions in these complex networks is difficult to predict and could result in lower than expected revenue in any particular quarter. Similarly, our ability to deploy our equipment in a timely fashion can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of equipment produced by third parties and our customers’ need to obtain regulatory approvals.

We may not accurately anticipate the timing of the market needs for our products and develop such products at the appropriate times at significant research and development expense, or we may not gain market acceptance of our several emerging video services and/or adoption of new network architectures and technologies, any of which could harm our operating results and financial condition.

Accurately forecasting and meeting our customers’ requirements is critical to the success of our business. Forecasting to meet customers’ needs is particularly difficult in connection with newer products and products under development. Our ability to meet customer demand depends on our ability to configure our solutions to the complex architectures that our customers have developed, the availability of components and other materials and the ability of our contract manufacturers to scale their production of our products. Our ability to meet customer requirements depends on our ability to obtain sufficient volumes of these components and materials in a timely fashion. If we fail to meet customers’ supply expectations, our net revenues will be adversely affected, and we will likely lose business. In addition, our priorities for future product development are based on our expectations of how the market for video, voice and data services will continue to develop in the U.S. and in international markets.

In addition, future demand for our products will depend significantly on the growing market acceptance of several emerging video services; HDTV; addressable advertising; and video delivered over telecommunications company networks. The effective delivery of these services will depend on service providers developing and building new network architectures to deliver them. If the introduction or adoption of these services or the deployment of these networks is not as widespread or as rapid as we or our customers expect, our revenue opportunities will be limited.

Our product development efforts require substantial research and development expense. For example, as we develop new technology, including the recently launched BigBand MSP2000 and technology primarily related to the delivery of video over IP networks, our research and development expense has increased to $54.0 million for the year ended December 31, 2008 from $51.9 million for the year ended December 31, 2007, even though we ceased all investments in CMTS-related research and development following the discontinuation of this product line. We expect research and development expense as a percentage of revenues to remain relatively high for the foreseeable future. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

Likewise, new technologies, standards and formats are being adopted by our customers. While we are in the process of developing products based on many of these new formats in order to remain competitive, we do not have such products at this time and cannot be certain when, if at all, we will have products in support of such new formats.

Our anticipated growth will depend significantly on our ability to deliver products that help enable telecommunications companies to provide video services. If the projected growth in demand for video services from telecommunications companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our Video products will suffer.

Prior to 2006, our sales were primarily to cable operators. Since 2006, we have generated significant revenues from telecommunications companies. Our future growth, if any, is dependent on our ability to sell Video products to telecommunications companies that are increasingly reliant on the delivery of video services to their customers. Although a number of our existing products are being deployed in these networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecommunications company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telecommunications companies to provide video services without upgrading their current system infrastructure or that allow them a more cost-effective method of delivering video services than our products, projected sales of our Video products will suffer. Even if these providers choose our Video solutions, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.

Selling successfully to telecommunication companies will be a significant challenge for us. Several of our largest competitors have mature customer relationships with many of the largest telecommunications companies, while we have limited recent experience with sales and marketing efforts designed to reach these potential customers. In addition, telecommunications companies face specific network architecture and legacy technology issues that we have only limited expertise in addressing. If we fail to penetrate the telecommunications company market successfully, our growth in revenues and our operating results would be correspondingly limited.

Our efforts to develop additional channels to market and sell our products and our expansion into international markets may not succeed.

Our Video solutions have been traditionally sold directly to large cable operators with recent sales directly to telecommunications companies. To date, we have not focused on smaller service providers and have had only limited access to service providers in certain international markets, including Asia and Europe. Although we intend to establish strategic relationships with leading distributors worldwide in an attempt to reach new customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with cable operators and telecommunications companies that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

International sales represented $15.9 million of our net revenues for the year ended December 31, 2008, and $29.7 million of our net revenues for the year ended December 31, 2007. Our international sales will depend upon developing indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

Our future growth will require further expansion of our international operations in Europe, Asia and other markets. We have established a small research and development presence in China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

Our international operations, the international operations of our contract manufacturers and our outsourced development contractors, and our efforts to increase sales in international markets, are subject to a number of risks, including:

•	adverse conditions in the global economy;

•	recent devaluations of local currencies in the markets we are attempting to penetrate may adversely affect the price competitiveness of our products;

•	fluctuations in currency exchange rates, primarily fluctuations in the Israeli New Shekel, may have an adverse effect on our operating costs;

•	political and economic instability;

•	unpredictable changes in foreign government regulations and telecommunications standards;

•	legal and cultural differences in the conduct of business;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	difficulty in collecting accounts receivable;

•	potentially adverse tax consequences;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	difficulty in protecting our intellectual property;

•	acts of war or terrorism and insurrections;

•	difficulty in staffing and managing foreign operations; and

•	changes in economic policies by foreign governments.

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

Our products are subject to various legal and regulatory requirements and changes. For example, effective June 12, 2009, federal law requires that television broadcast stations stop broadcasting in analog format and broadcast only in digital format. This change may have accelerated the timing of sales of our digital products, and consequently the revenue associated with our broadcast solutions may not continue at recent levels, which could disappoint our investors causing our stock price to fall. Additionally, the Federal Communications Commission has recently shown interest in switched digital video technology, when it issued notices of apparent liability to Time Warner and Cox Communications for moving some channels from their broadcast lineups to switched digital video groups, rendering that programming inaccessible to non-operator-supplied digital video recorders. These and other similar implementations of laws and interpretations of existing regulations could cause our customers to forgo or change the timing of spending on new technology rollouts, such as switched digital video, which could make our results more difficult to predict, or harm our revenues.

We face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. In the past, the European Union (EU) adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the EU, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. In connection with our compliance with these environmental laws and regulations, we incurred substantial costs, including research and development costs, and costs associated with assuring the supply of compliant components from our suppliers. Similar laws and regulations have been proposed or may be enacted in other regions, including in the U.S., China and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are compatible with these regulations, and this reengineering and component substitution may result in additional costs to us or disrupt our operations or logistics.

Additionally, governments in the U.S. and other countries have adopted laws and regulations regarding privacy and advertising that could impact important aspects of our business. In particular, governments are considering new limitations or requirements with respect to our customers’ collection, use, storage and disclosure of personal information for marketing purposes. Any legislation enacted or regulation issued could dampen the growth and acceptance of addressable advertising which is enabled by our products. If the use of our products to increase advertising revenue is limited or becomes unlawful, our business, results of operations and financial condition would be harmed.

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our operating results.

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of December 31, 2008, we had 179 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006 and in Gaza in late 2008 and continuing into 2009, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

In addition, most of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces and several were called for active military duty in connection with the hostilities in Lebanon in mid-2006 and in Gaza in late 2008 and into 2009. Should hostilities in the region escalate again, some of our employees would likely be called to active military duty, possibly resulting in interruptions in our sales and development efforts and other impacts on our business and operations, which we cannot currently assess.

We have been unable to achieve sustained profitability, which could adversely affect the price of our stock.

Historically, we have experienced significant operating losses. Although we were profitable for the year ended December 31, 2008, we have not achieved sustained profitability. For example, we were unprofitable for the year ended December 31, 2007. If we fail to achieve sustained profitability in the future, it would adversely impact our long-term business and we may not meet the expectations of the investment community in the future, which could have a material adverse impact on our stock price.

We must manage any growth in our business effectively even if our infrastructure, management and resources might be strained.

Historically, we have experienced periods of rapid growth in our business. However, in 2007, we experienced a significant revenue decline in the latter half of the year. Our revenues increased 5.0% for the year ended December 31, 2008 compared to the year ended December 31, 2007; however, a sustained return to growth, will likely place a strain on our resources. For example, we may need to hire additional development and customer support personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future, such growth will result in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

Negative conditions in the global credit markets may impair the value or reduce the liquidity of a portion of our investment portfolio.

As of December 31, 2008, we had $51.0 million in cash and cash equivalents and $123.7 million in investments in marketable debt securities. Historically, we have invested these amounts in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. While we held $11.7 million of auction rate securities as of December 31, 2007, we currently hold no mortgaged-backed or auction rate securities. However, certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the recent turmoil in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm our results of operations, liquidity and financial condition.

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

A decrease in the value of the U.S. dollar relative to foreign currencies could increase our operating expenses and the cost of procurement of raw materials to the extent we must purchase components or pay employees in foreign currencies.

Currently, we hedge a portion of our anticipated future expenses and certain assets and liabilities denominated in the Israeli New Shekel. The hedging activities undertaken by us are intended to partially offset the impact of currency fluctuations. As our hedging program is relatively short term in nature, a material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

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

We and our contract manufacturers obtain many components necessary for the manufacture or integration of our products from a sole supplier or a limited group of suppliers. We or our contract manufacturers do not always have long-term agreements in place with such suppliers. As examples, we do not have long-term purchase agreements in place with Schroff, the sole supplier of our product chassis; or with PowerOne, the sole supplier of power supplies for our products. Our direct and indirect reliance on sole or limited suppliers involves several risks, including the inability to obtain an adequate supply of required components, and reduced control over pricing, quality and timely delivery of components. Our ability to deliver our products on a timely basis to our customers would be materially adversely impacted if we or our contract manufacturers needed to find alternative replacements for (as examples) the chassis, chipsets, central processing units or power supplies that we use in our products. Significant time and effort would be required to locate new vendors for these alternative components, if alternatives are even available. Moreover, the lead times required by the suppliers of certain of these components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. In addition, increased demand by third parties for the components we use in our products (for example, Field Programmable Gate Arrays or other semiconductor technology) may lead to decreased availability and higher prices for those components from our suppliers, since we carry little inventory of our products and product components. As a result, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

With respect to manufacturing and assembly, we currently rely exclusively on Flextronics or Benchmark, depending on the product, to assemble our products, manage our supply chain and negotiate component costs for our Video solutions. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays (including delays in their ability to purchase components, as noted above), disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If these contract manufacturers are unable to negotiate with their suppliers for reduced component costs, our operating results would be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers, we may lose net revenues, incur increased costs and damage our customer relationships.

We are subject to securities class action lawsuits.

Beginning on October 3, 2007, a series of purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California against us, certain of our officers and directors, and the underwriters of our initial public offering, or IPO. In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complain against us, the directors and officers who signed the IPO prospectus, and the underwriters of our IPO. The consolidated complaint alleges that our IPO prospectus contained false and misleading statements regarding our business strategy and prospects, and the prospects of our CMTS platform products in particular. The lead plaintiff purports to represent anyone who purchased our common stock in the IPO. The consolidated complaint asserts causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Defendants filed a motion to dismiss in August 2008. On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle this action. The agreement provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Exchange Act of 1934. The agreement is conditional on several things, including confirmatory discovery and approval of the Court. Under the terms of the proposed settlement, in addition to contributions by our insurers, we agreed to pay $1.5 million. In accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we recorded an expense of $1.5 million in our consolidated results of operations for the year ended December 31, 2008. As a component of these lawsuits, we have the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.

In December 2007, a similar purported shareholder class action complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 was filed in the Superior Court for the City and County of San Francisco. The complaint names as defendants the Company, certain of our officers and directors, and the underwriters of our IPO. The complaint alleges that our IPO prospectus contained false and misleading statements regarding our business prospects, product operability and CMTS platform. The plaintiff purports to represent anyone who purchased our common stock in the IPO. The complaint seeks unspecified monetary damages. The case was removed to the U.S. District Court, but subsequently returned to the Superior Court for the City and County of San Francisco. On August 11, 2008, the Court stayed the case in deference to the federal class action.

On December 11, 2007, a shareholder derivative lawsuit was filed against certain of our officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with our disclosures in connection with our IPO and thereafter, in particular by allegedly issuing false and misleading statements in our registration statement and prospectus regarding our business prospects. The lawsuit is in its earliest stages, and to date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until March 27, 2009.

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

We hold numerous issued U.S. patents and have a number of patent applications pending in the U.S. and foreign jurisdictions. Although we attempt to protect our intellectual property rights through patents, copyrights, trademarks, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Despite our efforts, other competitors may be able to develop technologies that are similar or superior to our technology, duplicate our technology to the extent it is not formally protected, or design around the patents that we own. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the U.S. or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

While we believe that we currently have proper and effective internal control over financial reporting, we must continue to comply with laws requiring us to evaluate those internal controls.

We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We have incurred increased costs and demands upon management as a result of complying with these laws and regulations affecting us as a public company, which costs negatively impact our operating results. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. Furthermore, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Market.

Accounting regulations related to equity compensation have adversely affected our earnings and could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of our stockholders and employees and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. Since January 1, 2006, we have been required to record a charge to earnings for employee stock option grants and for our employee stock purchase plan. In addition, NASDAQ Global Market, or NASDAQ, regulations requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters is located in the San Francisco Bay area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our computer servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters are located at 475 Broadway Street, Redwood City, California. These offices consist of approximately 22,336 square feet and the lease expires in December 2009.

In addition to our corporate headquarters, we lease approximately 87,319 square feet of office space in Westborough, Massachusetts under a lease that expires in March 2012 and approximately 70,826 square feet of office space in Tel Aviv, Israel under a lease that expires in February 2013. Additionally, we lease sales and support offices in Dusseldorf, Germany; Hong Kong, Shenzhen, Shanghai and Beijing, China; and Seoul, Korea; and a warehouse space in Southborough, Massachusetts.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business. As our existing leases expire or in the event we need additional space, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

A review of our current litigation is disclosed in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 7 — Commitments and Contingencies — Legal Proceedings” in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been quoted on the Nasdaq Global Market under the symbol “BBND” since our IPO on March 20, 2007. Prior to that time, there was no public market for our common stock.

For the indicated periods, the high and low sales prices of our common stock as reported by the Nasdaq Global Market were as follows:

	Year Ended
	December 31, 2008
	High	Low

First quarter	$6.47	$3.75
Second quarter	$7.96	$4.64
Third quarter	$5.00	$2.76
Fourth quarter	$6.03	$2.36

	Year Ended
	December 31, 2007

First quarter	$18.19	$16.66
Second quarter	$21.43	$13.11
Third quarter	$15.55	$6.40
Fourth quarter	$6.66	$5.14

Dividend Policy

We have never paid any cash dividends on our common stock. Our Board of Directors currently intends to retain any future earnings to support our operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board.

Stockholders

As of March 2, 2009, there were 81 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Selected financial data was as follows (in thousands except per share amounts):

	Years Ended December 31,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
Net revenues:
Products	$148,417	$144,715	$154,013	$85,966	$31,536
Services	36,876	31,795	22,611	12,013	3,936

Total net revenues	185,293	176,510	176,624	97,979	35,472
Cost of net revenues:
Products	60,207	76,260	74,152	55,933	21,300
Services	12,755	13,414	9,245	3,900	2,221

Total cost of net revenues	72,962	89,674	83,397	59,833	23,521
Gross profit
Products	88,210	68,455	79,861	30,033	10,236
Services	24,121	18,381	13,366	8,113	1,715

Total gross profit	112,331	86,836	93,227	38,146	11,951

Operating expenses:
Research and development	54,043	51,862	37,194	30,701	21,582
Sales and marketing	28,935	39,868	29,523	22,729	15,891
General and administrative	20,884	16,286	13,176	6,984	5,782
Restructuring charges	2,055	2,998	—	—	—
Amortization of intangible assets	733	572	572	573	286
Gain on sale of intangible assets	(1,800)	—	—	—	—
Class action lawsuit charges	1,504	—	—	—	—
In process research and development	—	—	—	—	966

Total operating expenses	106,354	111,586	80,465	60,987	44,507

Operating income (loss)	5,977	(24,750)	12,762	(22,841)	(32,556)
Other income (expense)	6,203	608	(1,360)	(1,696)	(957)

Net income (loss) before provision for income taxes and cumulative effect of change in accounting principle	12,180	(24,142)	11,402	(24,537)	(33,513)
Provision for income taxes	2,400	1,225	2,525	325	250

Net income (loss) before cumulative effect of change in accounting principle	9,780	(25,367)	8,877	(24,862)	(33,763)
Cumulative effect of change in accounting principle	—	—	—	(633)	—

Net income (loss)	$9,780	$(25,367)	$8,877	$(25,495)	$(33,763)

Basic net income (loss) per common share	$0.15	$(0.52)	$0.78	$(2.36)	$(4.20)

Diluted net income (loss) per common share	$0.15	$(0.52)	$0.16	$(2.36)	$(4.20)

Shares used in basic net income (loss) per common share	63,559	49,041	11,433	10,794	8,032

Shares used in diluted net income (loss) per common share	67,264	49,041	57,053	10,794	8,032

	As of December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$174,635	$154,520	$65,474	$24,287	$23,796
Working capital	142,398	109,296	25,056	5,812	27,606
Total assets	234,122	218,586	129,050	76,816	80,052
Current and long-term debt	—	—	14,536	11,418	12,094
Preferred stock warrant liabilities	—	—	3,152	1,642	—
Redeemable convertible preferred stock	—	—	117,307	117,307	118,204
Common stock and additional paid-in capital	265,241	248,201	17,075	14,990	14,049
Total stockholders’ equity (deficit)	$138,419	$111,586	$(95,614)	$(107,819)	$(83,926)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Form 10-K. This discussion contains forward-looking statements, which are based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Form 10-K.

Overview

BigBand Networks, Inc. was founded in December 1998, and through 2001 we were engaged principally in research and development. We first generated meaningful product revenues in 2002, principally from our initial media processing platform designed for video. Since 2003, we have expanded our customer base to include seven of the ten largest service providers in the U.S., including Brighthouse, Cablevision, Charter, Comcast, Cox, Time Warner Cable and Verizon. From 2003 through 2005, we experienced significant revenue growth that was derived primarily from cable operators. Beginning in 2005, we commenced sales efforts to telecommunications companies and began recognizing significant revenues from one of these companies in 2006. In 2007, we initiated a restructuring plan to retire our cable modem termination system (CMTS) platform and realign our business around Video solutions, and in 2008 we sold our FastFlow provisioning software technology.

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

Our sales cycle typically ranges from six to 12 months, but can be longer, if the sale relates to new product introductions. Our sales cycle process generally involves several stages before we can recognize revenues on the sale of our products. As a provider of advanced technologies, we seek to actively participate with our existing and potential customers in the evaluation of their technology needs and network architectures, including the development of initial designs and prototypes. Following these activities, we typically respond to a service provider’s request for proposal, configure our products to work within our customer’s network architecture, and test our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition depends on satisfying complex customer acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Completion of several of these stages is substantially outside of our control, which causes our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a more compressed sales cycle.

Due to the nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. For the years ended December 31, 2008, 2007 and 2006, we derived approximately 81%, 75% and

79%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a relatively small number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results.

We sell our products and services to customers in the U.S. and Canada through our direct sales force. We sell to customers internationally through a combination of direct sales and resellers. In conjunction with our new product introductions, we expect our proportion of international revenues to increase in the future.

Net Revenues.  We derive our net revenues primarily from sales of, and services for Video solutions, with a diminishing contribution from our CMTS platform products, previously retired. Our product revenues are comprised of a combination of software licenses and hardware. Our primary video solutions include Broadcast Video, TelcoTV and Switched Digital Video. Our Data products included High-Speed Data, IP Video and Voice-over-IP on our CMTS platform, which we retired in October 2007. Our service revenues include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or enhanced level. The substantial majority of our customers have purchased our enhanced level of customer support and maintenance. The accounting for our net revenues is complex and, as discussed below, we account for revenues in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).

Cost of Net Revenues.  Our cost of product revenues consists primarily of payments for components and product assembly, costs of product testing, provisions recorded for excess and obsolete inventory, provisions recorded for warranty obligations, manufacturing overhead and allocated facilities and information technology expense. Cost of service revenues is primarily comprised of personnel costs in providing technical support, costs incurred to support deployment and installation within our customers’ networks, training costs and allocated facilities and information technology expense. We decreased headcount in these functions to 93 employees as of December 31, 2008 from 109 employees as of December 31, 2007. We expect services and manufacturing operations headcount to remain relatively flat in the near-term.

Gross Margin.  Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software and hardware sold, the mix of revenue between our products, the average selling prices of our products, and the mix of revenue between products and services. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we expect the average selling prices of our products to decline over time due to competitive pricing pressures, but we seek to minimize the impact to our gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the amount and complexity of design, integration and installation services.

Operating Expenses.  Our operating expenses consists of research and development, sales and marketing, general and administrative, restructuring charges, amortization of intangible assets, gain on sale of intangible assets and class action lawsuit charges. Personnel related costs are the most significant component of total operating expense. On February 9, 2009, the Audit Committee of our Board of Directors authorized a restructuring plan pursuant to which 45 employees were terminated. For the three months ending March 31, 2009, we expect approximately $1.0 million in charges for severance and related costs and $0.25 million in additional facility costs, which will be recorded in our results of operations. In 2009, we expect overall operating expenses to decrease modestly compared to 2008. We decreased headcount in these functions to 392 employees as of December 31, 2008 from 409 employees as of December 31, 2007.

Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Westborough, Massachusetts; Redwood City, California and Shenzhen, Peoples’ Republic of

China. We expect our research and development expense to decrease modestly in absolute dollars in the near-term due primarily to lower headcount.

Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses, and allocated facilities and information technology expense. Marketing programs are intended to generate net revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to decrease modestly in absolute dollars in the near-term due primarily to lower headcount.

General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional fees, and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and information technology and other consulting costs. We expect that general and administrative expense will remain flat or increase modestly in absolute dollars as we continue to incur legal fees related to a lawsuit filed by us against Imagine Communications, Inc. alleging patent infringement. We will also continue to incur costs related to being a public company, including the costs of financial reporting, Sarbanes-Oxley Act compliance and director and officer liability insurance.

In October 2008, we sold certain intangible assets related to our FastFlow provisioning software technology and realized a gain of $1.8 million. Following the sale, we had no carrying value for intangible assets on our consolidated balance sheet as of December 31, 2008. Amortization of intangible assets was recorded straight line over the estimated lives of our patented products, customer relationships and trade names.

We incurred an expense of $1.5 million in 2008 for the amount agreed to be paid by us to the lead plaintiff in preliminary settlement of our federal class action lawsuit. This preliminary settlement is conditional on several things, including confirmatory discovery and approval of the Courts of the proposed settlement, and includes contributions by our insurers. The lawsuit was filed on October 3, 2007 and alleges that our IPO prospectus contained false and misleading statements regarding our business strategy and prospects, and the prospects of our CMTS division in particular.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of our consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

Our software and hardware are sold as solutions and our software is a significant component of the product. We provide unspecified software updates and enhancements related to products through support contracts. As a result, we account for revenues in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of products with a significant software component. Revenue is recognized when all of the following have occurred: (1) we have entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenues consist of revenues from sales of our software and hardware. Product sales include a perpetual license to our software. We recognize product revenues upon shipment to our customers, including channel partner distributors, on non-cancellable contracts and purchase orders when all revenue recognition criteria are met, or, if specified in an agreement, upon receipt of final acceptance of the product, provided all other criteria are met. End users, channel partners, and distributors generally have no rights of return, stock rotation rights, or price protection. Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.

Substantially all of our product sales have been made in combination with support services, which consist of software updates and support. Our customer service agreements (CSA) allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but can extend to five years for our telecommunications company customers. Revenues from other services, such as installation, program management and training, are recognized when services are performed.

We use the residual method to recognize revenues when a customer agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occur or when fair value can be established. When the undelivered element is customer support and there is no evidence of fair value for this support, revenue for the entire arrangement is bundled and revenue is recognized ratably over the service period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately.

Fees are typically considered to be fixed or determinable at the inception of an arrangement based on specific products and quantities to be delivered. In the event payment terms are greater than 180 days, the fees are deemed not to be fixed or determinable and revenues are recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

Deferred revenues consist primarily of deferred product revenues, net of the associated costs, and deferred service fees. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment or when we do not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of sales. We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

Inventories, Net

Inventories, net are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We provide for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycle and current inventory levels. Provisions for excess and obsolete inventory are recorded as cost of net product revenues. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. It is possible that increases in inventory write-downs may be required in the future if there is a decline in market conditions or if changes in expected product lifecycles occur. If market conditions improve or product lifecycles extend, we may have greater success in selling inventory that had previously been written down. In either event, the actual value of our inventory may be higher or lower and recognition of such difference will affect our cost of net revenues in a future period, which could materially affect our operating results and financial position.

Warranty Liabilities

We warrant our products against defects in materials and workmanship. Generally, we warrant our products for one year. For our largest telecommunications company customer, we warrant our products for five years. A provision for estimated future costs related to warranty activities is recorded as a component of cost of net product revenues when the product revenues are recognized based upon our historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Where we have experienced higher product failure rates and costs of correcting product failures changed, or our estimates relating to specifically identified warranty exposures changed, we have recorded additional warranty reserves and may be required to do so in future periods. If our estimated reserves differ from our actual warranty costs based on historical experience, we may reverse a portion of or increase such provisions in future periods. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our gross margins and operating results.

Stock-Based Compensation

We grant options to purchase our common stock to our employees, directors and to non-employees under our equity incentive plan. Eligible employees can also purchase shares of our common stock under our employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a six-month offering period; or (ii) 85% of the fair market value on the last date of the six-month offering period.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123R), using the prospective transition method, which requires us to apply the provisions of SFAS 123R to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option awards and employee stock purchase plan shares granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS 123R, we estimated the fair value of stock options granted using a Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Employee stock purchase plan shares vest over six months, and include two purchase dates per year. Actual results may differ substantially from these estimates. In valuing share-based awards under SFAS 123R, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based on our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method permitted by the SEC Staff Accounting Bulletin No. 110. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

As of December 31, 2008, total unrecognized compensation costs related to stock-based awards granted under SFAS 123R to employees and directors were approximately $32.6 million, net of estimated forfeitures. These costs, adjusted for changes in estimated forfeiture rates from time to time, will be amortized over the next four years. Stock-based compensation expense for awards granted to employees and directors for the years ended December 31, 2008, 2007 and 2006 was approximately $11.7 million, $10.4 million and $1.4 million, respectively.

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25), and Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of

SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure using the minimum value method. In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. During the years ended December 31, 2008, 2007 and 2006, we amortized $0.2 million, $0.9 million, and $1.1 million of deferred compensation expense, net of reversals, respectively. As of December 31, 2008 we had no remaining balance that will be amortized in future periods, net of reversals.

We account for stock compensation arrangements with non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF), No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model. In 2007 we granted 31,250 options and 1,875 restricted shares to non-employees and recognized stock based compensation expense of $0.3 million in 2007 associated with these awards. We did not grant any awards to non-employees for the years ended December 31, 2008 and 2006.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide allowances for the applicable portion of accounts receivable when collection becomes doubtful. We provide allowances based upon a specific review of all significant outstanding invoices, analysis of our historical collection experience and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding accounts receivable, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected. Our allowance for doubtful accounts was $39,000 and $142,000 as of December 31, 2008 and 2007, respectively.

On February 12, 2009, one of our customers announced that it had reached an agreement in principle with the holders of its senior debt notes, whereby the customer expects to file voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on or before April 1, 2009. As of December 31, 2008, our trade receivables included $1.4 million from this customer, which was subsequently received in full. All of these payments received from this customer were made to us were included in deferred revenues in accordance with the provisions of SOP 97-2 in our consolidated financial statements as of December 31, 2008.

Under the bankruptcy rules, an amount received by us within 90 days of a formal bankruptcy filing by the customer may be subject to repayment if the payments are deemed to be preferential payments to us. The $1.4 million in collections from this customer consisted of numerous payments of open trade receivables, and we believe these payments were made in the normal course of business and are therefore not preferential payments. Accordingly, we have not included any receipts from this customer as liabilities in our consolidated financial statements as of December 31, 2008, as any potential repayments are not probable or estimable under the provisions of SFAS 5.

Impairment of Long-lived Assets

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2008, we recorded a full valuation allowance against our deferred tax assets arising from U.S. operations since, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize all of these deferred tax assets in the future. We intend to maintain the full valuation allowances against our U.S. deferred tax assets until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The “Emergency Economic Stabilization Act of 2008,” (the Act), which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result of the U.S. valuation allowance, there was no impact to our 2008 effective tax rate.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period for losses attributable to 2008 and forward; phases in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income for 2008 and 2009. These changes materially impacted our 2008 effective tax rate.

Results of Operations

The percentage relationships of the listed items from our consolidated statements of operations as a percentage of total net revenues were as follows:

	Years Ended December 31,
	2008	2007	2006

Total net revenues	100.0%	100.0%	100.0%
Total cost of net revenues	39.4	50.8	47.2

Total gross profit	60.6	49.2	52.8

Operating expenses:
Research and development	29.2	29.4	21.1
Sales and marketing	15.6	22.6	16.7
General and administrative	11.3	9.2	7.5
Restructuring charges	1.1	1.7	—
Amortization of intangible assets	0.4	0.3	0.3
Gain on sale of intangible assets	(1.0)	—	—
Class action lawsuit charges	0.8	—	—

Total operating expenses	57.4	63.2	45.6

Operating income (loss)	3.2	(14.0)	7.2
Interest income	2.8	3.9	0.9
Interest expense	—	(0.4)	(1.0)
Other income (expense), net	0.6	(3.2)	(0.7)

Income (loss) before provision for income taxes	6.6	(13.7)	6.4
Provision for income taxes	1.3	0.7	1.4

Net income (loss)	5.3%	(14.4)%	5.0%

Years Ended December 31, 2008 and 2007

Net Revenues

Total net revenues increased 5.0% to $185.3 million for 2008 from $176.5 million for 2007. The $8.8 million increase was due to a $24.5 million increase in Video product revenues and a $5.1 million increase in service revenues, partially offset by a $20.8 million decrease in Data product revenues following the retirement of our CMTS platform products in October 2007.

Revenues from our top five customers comprised 81% and 75% of net revenues for 2008 and 2007, respectively. For both 2008 and 2007, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. For 2008, Verizon represented slightly less than 30% of our net revenues compared to approximately 40% in 2007. Verizon’s percentage revenue contribution declined for 2008 from the prior year due to an increase in our overall total revenues, a contractual price reduction and a decline in order volume, due to their deployment schedule. Time Warner Cable represented less than 30% of our net revenues in 2008 compared to less than 20% in 2007. The increase in their revenues was primarily driven by incremental orders for our Switched Digital Video solution in 2008.

During 2008, revenues from customers in the U.S. comprised 91% of net revenues compared to 83% for 2007. The percentage increase in domestic revenues in 2008 was primarily attributable to a decline in revenues from our Data products from international customers, as we retired our CMTS platform products in October 2007.

Product Revenues.  Product revenues for 2008 were $148.4 million compared to $144.7 million for 2007. Video product revenues increased $24.5 million for 2008 compared to 2007 due to a $39.6 million increase in Switched Digital Video revenues and a $3.8 million increase in Broadcast Video revenues, partially offset by an

$18.9 million decrease in TelcoTV revenues primarily due to decreased orders from our largest telecommunications customer. The increase in Switched Digital Video and Broadcast Video revenues was primarily due to an increase in volume from our customers, which was slightly offset by downward pressure on our product pricing from both our customers and our competitors. Data product revenues decreased by $20.8 million to $2.9 million in 2008, compared to $23.7 million in 2007, due to the retirement of our CMTS platform products in October 2007.

Service Revenues.  Service revenues for 2008 were $36.9 million compared to $31.8 million for 2007, an increase of $5.1 million, or 16.0%. Video service revenues increased $7.8 million in 2008 compared to 2007, which was comprised of a $4.0 million increase in Video customer support and maintenance revenues from our new and installed base of customers as well as a $3.8 million increase in Video installation and training revenues. This was partially offset by a $2.7 million decrease in Data service revenues due to the retirement of our CMTS platform products in October 2007.

Gross Profit and Gross Margin

Gross profit.  Gross profit for 2008 was $112.3 million compared to $86.8 million for 2007, an increase of $25.5 million, or 29.4%. Gross margin increased to 60.6% for 2008 compared to 49.2% in 2007.

Product gross margin.  Product gross margin for 2008 was 59.4% compared to 47.3% for 2007. Product gross margin increased due to a higher concentration of software orders, which have a higher gross margin and a $1.2 million decrease in warranty expense, which was comprised of a $0.6 million reversal of a warranty reserve primarily related to our retired CMTS platform products and $0.6 million of lower warranty expense on our Video products. In 2008, we also benefited from $0.8 million in revenues from the sale of previously reserved inventories of our retired CMTS platform products. In 2007 product gross margin was negatively impacted by a $5.0 million inventory charge related to our Data product line, and there was no such charge for 2008. Product gross margin for 2008 and 2007 included stock-based compensation of $1.0 million and $0.9 million, respectively.

Services gross margin.  Services gross margin for 2008 was 65.4% compared to 57.8% for 2007. This increase was primarily related to a $5.1 million increase in service revenues as well as a $0.7 million reduction in cost of services, primarily attributable to lower compensation expense and travel following a reduction in headcount. Services gross margin for 2008 and 2007 included stock-based compensation of $0.7 million and $0.6 million, respectively.

Operating Expenses

Research and Development.  Research and development expense was $54.0 million for 2008, or 29.2% of net revenues compared to $51.9 million for 2007, or 29.4% of net revenues. The $2.2 million increase was primarily due to an increase in bonus expense and depreciation expense. These increases were slightly offset in part by decreased expenditures following our restructuring plans, which resulted in lower base salaries, travel, facility costs and lab and prototype expenditures. Research and development expense included stock-based compensation of $3.9 million and $3.8 million for 2008 and 2007, respectively.

Sales and Marketing.  Sales and marketing expense was $28.9 million for 2008, or 15.6% of net revenues compared to $39.9 million for 2007, or 22.6% of net revenues. The $10.9 million decrease was primarily due to a $5.2 million decrease in compensation expense related to the reduction in headcount, a $1.3 million decrease in overhead expenses, a $1.6 million decrease in travel, and a $1.2 million decrease in marketing related activities, such as trade shows and public relations. In conjunction with the retirement of our CMTS platform products in October 2007, we significantly reduced our headcount, primarily in Europe, of employees that primarily sold and marketed these retired products. Sales and marketing expense included stock-based compensation of $2.6 million and $4.2 million for 2008 and 2007, respectively.

General and Administrative.  General and administrative expense was $20.9 million for 2008, or 11.3% of net revenues compared to $16.3 million for 2007, or 9.2% of net revenues. The $4.6 million increase was primarily due to a $1.6 million increase in stock-based compensation, a $1.2 million increase in costs associated with audit activities and Sarbanes-Oxley 404 compliance and a $0.8 million increase in legal fees primarily attributable to litigation-related costs. The remaining $1.0 million increase relates to increased bonus expense, which was earned as result of our favorable financial results in 2008, and increased subcontractor expenses. General and administrative expense included stock-based compensation of $3.7 million and $2.1 million for 2008 and 2007, respectively.

Restructuring Charges.  On October 29, 2007, the Audit Committee of our Board of Directors authorized a restructuring plan in connection with the retirement of our CMTS platform along with an approximate 15% company-wide reduction in force. This resulted in net charges of $0.7 million and $3.0 million for the years ended December 31, 2008 and 2007, respectively. Severance, comprised primarily of salary, payroll taxes and medical benefits, was approximately $0.3 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively. Our plan also included vacating several leased facilities throughout the world, with lease terms expiring through March 2012 resulting in vacated facility charges, net of sublease income of approximately $0.4 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations, which extends to March 2012.

On April 29, 2008, the Audit Committee of our Board of Directors authorized an additional restructuring plan. This resulted in net charges of $1.4 million for the year ended December 31, 2008, including charges of $1.1 million for vacated facility charges and $0.3 million for severance costs. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations, which extends to January 2013.

In response to market and economic conditions, in February 2009 we reduced our operating expenses to increase our flexibility, while still attempting to not compromise short-term revenue generating projects or our long-term competitive position. The reduction in force was undertaken to restructure and streamline our operations, provide more flexibility for ongoing operations and reduce operating costs. The restructuring plan was authorized by the Audit Committee of our Board of Directors on February 9, 2009, pursuant to which 45 employees were terminated. We expect to record approximately $1.0 million in charges for severance and related costs and $0.25 million in additional facility costs in connection with this restructuring plan. We expect to redeploy some of the anticipated savings from the restructuring plan to other programs and projects, and expect the net annualized cost savings to be approximately $4.0 million, including $0.3 million of stock-based compensation as follows (in thousands):

Cost of net revenues	$400
Research and development	2,200
Sales and marketing	1,000
General and administrative	400

Total estimated annualized savings	$4,000

Gain on sale of intangible assets.  In October 2008, consistent with our previously announced intent to focus on our Video solutions, we sold certain intangible assets related to our FastFlow provisioning software technology for consideration of $1.8 million in cash and assumption of certain of our customer obligations.

Class action lawsuit charges.  On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle our main purported shareholder class action lawsuit pending in federal court. The agreement provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Exchange Act of 1934. The agreement is, however, conditional on several things, including confirmatory discovery and approval of the Court, and includes contributions by our insurers. In accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we recorded an expense for $1.5 million in our consolidated results of operations for the year ended December 31, 2008, which represented the amount we have agreed to pay.

Interest Income

Interest income was $5.2 million for 2008 compared to $6.9 million for 2007. While cash and cash equivalents increased for 2008, interest income decreased due to lower interest rates for 2008 than 2007.

Interest expense

We incurred no interest expense for 2008 and $0.6 million for 2007. A portion of proceeds from our initial public offering was used to repay outstanding borrowings, which resulted in the elimination of interest expense for 2008.

Other Income (Expense), Net

Other income expense, net consists primarily of foreign exchange gains (losses) and in 2007 a charge from fair value adjustments of preferred stock warrants. Other income (expense), net for 2008 was an income of $1.0 million, compared to an expense of $5.6 million for 2007. In May 2008, we reduced our forecasted cash flows in Israeli New Shekels and therefore reduced the notional value of our outstanding derivatives with maturity dates from June through December 2008. As a result of this change in forecasted cash flow, the derivative instruments were no longer deemed to be highly effective, resulting in the ineffective portion of the gain on these derivatives of $0.8 million being recognized in other income (expense), net in 2008. Other income (expense), net included a $5.0 million charge from fair value adjustments of preferred stock warrants in 2007. Upon the completion of our initial public offering on March 27, 2007, the warrants to purchase redeemable convertible preferred stock became warrants to purchase our common stock and accordingly we ceased adjusting these warrants for changes in fair value and reclassified their respective liabilities to stockholders’ equity.

Provision for Income Taxes

The provision for income taxes of $2.4 million and $1.2 million for 2008 and 2007, respectively, were related to provisions for both domestic and foreign income taxes. As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of $77.3 million and $37.8 million, respectively. In connection with our adoption of SFAS 123R, we use the “with-and-without” approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations to determine the recognition and measurement of excess tax benefits. Accordingly, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital. In addition, we have elected to account for the indirect benefits of stock-based compensation awards or other tax attributes, such as research and development credits and alternative minimum tax credits, in our consolidated statement of operations. As of December 31, 2008, the portion of the federal and state operating loss carryforwards, which related to stock option benefits, was approximately $13.1 million.

We also had federal research and development tax credit carryforwards of approximately $2.7 million and state research and development tax credit carryforwards of approximately $1.1 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire between 2021 and 2028, and the state net operating loss and tax credit carryforward will expire in different years depending on the specific state, ranging from 2010 to indefinite. Utilization of these net operating losses and credit carryforwards are subject to an annual limitation due to the provisions of Section 382 of the Internal Revenue Code.

Years Ended December 31, 2007 and 2006

Net Revenues

Net revenues for 2007 were $176.5 million compared to $176.6 million for 2006, or a decrease of $0.1 million. Revenues from our top five customers comprised 75% and 79% of net revenues for 2007 and 2006, respectively. During 2007, revenues from customers in the U.S. comprised 83% of net revenues, compared to 2006, in which customers in the U.S. comprised 89% of net revenues. The increase in 2007 revenues from customers outside the U.S. was partly a result of approximately $5.3 million in revenues recognized from customers in China that were previously deferred.

Products revenues for 2007 were $144.7 million compared to $154.0 million for 2006, a decrease of $9.3 million, or 6.0%. This decrease was primarily due to an $8.4 million decrease in revenues from our Data products as a result of our retirement of our CMTS platform under a plan approved by the Audit Committee of our Board of Directors in October 2007. Of the $8.4 million decrease in Data product revenues, $7.4 million was due to the unsuccessful transition to our modular CMTS solution and $1.0 million was caused by delays in revenue recognition which included both (i) delays due to concerns about the collectibility of such amounts, and (ii) delays in product acceptance due to an undelivered element. Revenues from our Video products remained relatively flat.

Service revenues for 2007 were $31.8 million compared to $22.6 million for 2006, an increase of $9.2 million, or 40.6%. This increase was primarily due to an increase in service revenues related to additional orders for product and licenses along with increases in maintenance renewals and service revenues related to prior year installations for our telecommunications customers.

Gross Profit and Gross Margin

Gross profit for 2007 was $86.8 million compared to $93.2 million for 2006, a decrease of $6.4 million, or 3.6%. Gross margin decreased to 49.2% in 2007 compared to 52.8% in 2006 principally as a result of lower product gross margins and, to a lesser extent, as a result of reduced service gross margins.

Products gross margin for 2007 was 47.3% compared to 51.9% for 2006. This decrease was primarily related to a $5.0 million inventory charge related to the discontinuation of our CMTS platform along with higher manufacturing overhead charges arising from increased headcount. Product gross margin in 2007 also included a $0.6 million increase in stock compensation expense compared to 2006.

Services gross margin for 2007 was 57.8% compared to 59.1% for 2006. The decrease in 2007 was primarily related to an increase in services organization headcount to support our customer installed base, which was not offset by the same increase in services revenues. To a lesser extent, the lower services margin was the result of installation and training revenues, which has relatively lower gross margins than customer support revenue, representing a larger portion of service revenues. Services gross margin included a $0.6 million increase in stock compensation expense compared to 2006.

Operating Expenses

Research and Development.  Research and development expense was $51.9 million for 2007, or 29.4% of net revenues compared to $37.2 million for the comparable period of 2006, or 21.1% of net revenues. The $14.7 million increase was primarily due to increased compensation costs of $9.3 million attributable to an increase in employee headcount to support new product offerings. To a lesser extent, research and development expense increased as a result of an increase in depreciation expense of $1.3 million and an increase in travel expense of $0.5 million. This increase in compensation expense includes an increase of $2.8 million in stock-based compensation.

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

General and Administrative.  General and administrative expense was $16.3 million, or 9.2% of net revenues, for 2007 compared to $13.2 million, or 7.5% of net revenues, during 2006. The $3.1 million increase was primarily due to increased compensation costs of $3.7 million attributable to an increase in employee headcount, including additional accounting and finance personnel. To a lesser extent, general and administrative expense increased as a result of an increase of $1.2 million in legal fees related to patent infringement and class action litigation, and a $0.5 million increase in insurance costs attributable to being a public company. These additional 2007 costs were offset by a $1.1 million decrease in spending related to our preparation for becoming a public company, including consulting costs associated with Sarbanes-Oxley compliance and improving our ERP systems. This increase in compensation expense includes an increase of $1.5 million in stock-based compensation.

Restructuring Charges.  In October 2007 we restructured our business and decreased company-wide headcount by approximately 15% and retired our CMTS platform. This resulted in a restructuring charge of approximately $3.0 million. Severance payments and related charges of approximately $2.2 million consisted primarily of salary, expected payroll taxes, and medical benefits for terminated employees. Lease termination costs of $0.7 million were related to the closure of five offices along with $0.1 million in other expenses.

Other Expense, Net

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

Provision for Income Taxes

We incurred U.S. operating losses in all years from inception through 2007, except in 2006. Because of net operating loss carryforwards in the U.S., the provision for income taxes of $1.2 million and $2.5 million for 2007 and 2006, respectively, were primarily related to provisions for foreign income taxes. As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of $90.8 million and $45.1 million, respectively. As of December 31, 2007, the portion of the federal and state operating loss carryforwards, which relates to stock option benefits is approximately $8.8 million which will be recorded in equity when those losses reduce income taxes payable. We also had federal research and development tax credit carryforwards of approximately $2.3 million and state research and development tax credit carryforwards of approximately $1.0 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the net deferred tax assets arising from U.S. operations have been fully offset by a valuation allowance. If not utilized, the federal net operating loss and tax credit carryforwards will expire between 2019 and 2027, and the state net operating loss and tax credit carryforward will expire in different years depending on the specific state, ranging from 2009 to indefinite. Utilization of these net operating losses and credit carryforwards are subject to an annual limitation due to the provisions of Section 382 of the Internal Revenue Code.

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Our unaudited quarterly results of operations for the eight quarters ended December 31, 2008 were as follows (in thousands except per share amounts):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Net revenues:
Products	$44,229	$38,337	$33,888	$31,963	$22,856	$29,942	$46,261	$45,656
Services	9,864	9,946	9,123	7,943	7,807	8,608	8,202	7,178

Total net revenues	54,093	48,283	43,011	39,906	30,663	38,550	54,463	52,834

Cost of net revenues:
Products	16,748	16,781	14,353	12,325	14,147	21,284	21,761	19,068
Services	3,315	2,941	3,285	3,214	2,864	3,569	3,611	3,370

Total cost of net revenues	20,063	19,722	17,638	15,539	17,011	24,853	25,372	22,438

Gross profit	34,030	28,561	25,373	24,367	13,652	13,697	29,091	30,396

Operating expenses:
Research and development	13,613	13,218	12,809	14,403	12,243	12,869	13,678	13,072
Sales and marketing	7,012	7,057	7,002	7,864	8,534	9,907	11,113	10,314
General and administrative	5,285	5,411	5,360	4,828	4,981	3,668	4,115	3,522
Restructuring charges	(175)	737	1,158	335	2,998	—	—	—
Amortization of intangible assets	335	112	143	143	143	143	143	143
Gain on sale of intangible assets	(1,800)	—	—	—	—	—	—	—
Class action lawsuit charges	1,504	—	—	—	—	—	—	—

Total operating expenses	25,774	26,535	26,472	27,573	28,899	26,587	29,049	27,051

Operating income (loss)	8,256	2,026	(1,099)	(3,206)	(15,247)	(12,890)	42	3,345
Interest income	1,088	1,215	1,202	1,669	1,951	1,874	2,157	881
Interest expense	—	—	—	—	(28)	(10)	(271)	(338)
Other (expense) income net	(273)	(145)	1,365	82	(185)	(426)	105	(5,102)

Income (loss) before provision for (benefit from) income taxes	9,071	3,096	1,468	(1,455)	(13,509)	(11,452)	2,033	(1,214)
Provision for (benefit from) income taxes	1,749	(35)	221	465	291	793	378	(237)

Net income (loss)	$7,322	$3,131	$1,247	$(1,920)	$(13,800)	$(12,245)	$1,655	$(977)

Basic net income (loss) per common share	$0.11	$0.05	$0.02	$(0.03)	$(0.23)	$(0.21)	$0.03	$(0.05)

Diluted net income (loss) per common share	$0.11	$0.05	$0.02	$(0.03)	$(0.23)	$(0.21)	$0.02	$(0.05)

Shares used in basic net income (loss) per common share	64,359	64,061	63,400	62,397	60,741	58,821	58,140	18,341

Shares used in diluted net income (loss) per common share	67,412	67,116	67,548	62,397	60,741	58,821	70,764	18,341

Liquidity and Capital Resources

Overview

Since inception, we have financed our operations primarily through private and public sales of equity and more recently from cash provided by operations. We had approximately $174.6 million of cash, cash equivalents, and marketable securities as of December 31, 2008.

Cash Flow

Operating activities

The key line items affecting cash from operating activities were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$9,780	$(25,367)	$8,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	20,494	27,076	10,645

Net income including adjustments	30,274	1,709	19,522
Decrease (increase) in trade receivables	1,494	6,133	(18,174)
Decrease in inventories, net	709	321	14,371
(Decrease) increase in deferred revenues	(6,726)	16,686	21,808
(Decrease) increase in accounts payable and accrued and other liabilities	(2,332)	(2,063)	12,043
Other, net	115	(1,924)	(804)

Net cash provided by operating activities	$23,534	$20,862	$48,766

Adjustments to reconcile net income (loss) to net cash provided by operating activities primarily included stock-based compensation, depreciation of property and equipment and revaluation of preferred stock warrant liabilities. Net cash provided from operating activities increased in 2008 compared to 2007 primarily due to net income in 2008 compared to a net loss in 2007. This net cash provided from operating activities was offset in 2008 primarily due to decreased deferred revenues in 2008 compared to an increased in deferred revenues in 2007. Net cash provided from operating activities decreased in 2007 compared to 2006 primarily due to decreased net income (loss) in 2007 compared to 2006 as well as lower cash generated by changes in operating assets and liabilities of $19.2 million and $29.2 million for 2007 and 2006, respectively.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management as well as the timing of taxes and other accruals payments.

Investing Activities

Our investing activities used cash of $33.1 million for the year ended December 31, 2008, primarily from net purchases of marketable securities of $23.8 million and the purchase of property and equipment of $11.1 million primarily to support our new product offerings. These capital expenditures consisted primarily of computer and test equipment and software purchases, offset in part by $1.8 million in proceeds from the sale of intangible assets for our Fast Flow technology.

Our investing activities used cash of $85.0 million for the year ended December 31, 2007, primarily from net purchases of marketable securities of $72.2 million and the purchase of property and equipment of $12.3 million primarily to support our new product offerings. These capital expenditures consisted primarily of computer and test equipment and software purchases.

Our investing activities used cash of $30.2 million for the year ended December 31, 2006, primarily from net purchases of marketable securities of $20.0 million and the purchase of property and equipment of $10.9 million to support the business. These capital expenditures consisted primarily of computer and test equipment and software purchases.

Financing Activities

Our financing activities provided cash of $5.4 million for the year ended December 31, 2008, primarily from proceeds from the issuance of common stock from the exercise of options under our equity incentive plans and sales under our employee stock purchase plan.

Our financing activities provided cash of $80.7 million for the year ended December 31, 2007, primarily from our IPO which provided us with aggregate net proceeds of $87.8 million, proceeds of $5.7 million from the issuance of common stock from the exercise of options under our equity incentive plans and sales under our employee stock purchase plans, and proceeds of $1.8 million received from the exercise of warrants to purchase common stock. These increases were partially offset by the repayment of loans and capital leases of $14.5 million.

Our financing activities provided cash of $2.7 million for the year ended December 31, 2006, primarily from a net increase in borrowings of $2.8 million, and proceeds of $0.8 million received from the exercise of options to purchase our common stock, offset by $0.7 million of costs to professional service providers associated with our IPO.

Liquidity and Capital Resource Requirements

We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the networking industry is capital intensive. In order to remain competitive, we must constantly evaluate the need to make significant investments in products and in research and development. We may seek additional equity or debt financing from time to time to maintain or expand our product lines or research and development efforts, or for other strategic purposes such as significant acquisitions. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and the timing of any strategic acquisitions. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations and Commitments

Our contractual obligations, consist entirely of operating lease obligations, and as of December 31, 2008 were as follows (in thousands):

Payments due by Period:
Less Than one year	$2,834
1-3 years	4,904
3-5 years	1,713
More than 5 years	—

Total obligations	$9,451

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Effects of Inflation

Our monetary assets, consisting primarily of cash, marketable securities and receivables, are not affected by inflation because they are short-term and in the case of cash are immaterial. Our non-monetary assets, consisting primarily of inventory, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and expenses, such as those for employee compensation, which may not be readily recoverable in the price of products and services offered by us.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-K for recent accounting pronouncements that could have an effect on us.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. To control this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of December 31, 2008, our investments were in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the year ended December 31, 2008, our interest income would have decreased by approximately $0.5 million, assuming consistent investment levels.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore the majority of our net revenues are not subject to foreign currency risk. Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, during 2007 we established foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses. For the year ended December 31, 2008, the exchange rate fluctuation between the U.S. dollar and the Israeli New Shekel increased our operating expenses by approximately $2.3 million without hedging and $2.6 million with hedging. We also recognized a gain of $0.8 million in 2008 related to hedging activities, which we recognized in other income (expense), net. An adverse change in exchange rates of 10% for all foreign currencies, without any hedging, would have resulted in a decline of our income before taxes of approximately $3.8 million for the year ended December 31, 2008. We continue to hedge our projected exposure of exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel, and accordingly we do not anticipate that fluctuations will have a material impact on our financial results for the three months ending March 31, 2009. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not entirely eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short term in nature, a long term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BigBand Networks, Inc.

We have audited the accompanying consolidated balance sheets of BigBand Networks, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BigBand Networks, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, under the heading Accounting for Income Taxes, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BigBand Networks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/  ERNST AND YOUNG LLP

Palo Alto, California
March 5, 2009

BigBand Networks, Inc.

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$50,981	$55,162
Marketable securities	123,654	99,358
Trade receivables, net of allowance for doubtful accounts of $39 and $142 as of December 31, 2008 and 2007, respectively	26,361	27,855
Inventories, net	6,123	6,832
Prepaid expenses and other current assets	3,716	4,012

Total current assets	210,835	193,219
Property and equipment, net	15,358	17,432
Goodwill and other intangible assets, net	1,656	2,390
Other non-current assets	6,273	5,545

Total assets	$234,122	$218,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,350	$13,811
Accrued compensation and related benefits	11,433	6,475
Current portion of deferred revenues, net	39,433	48,256
Current portion of other liabilities	9,221	15,381

Total current liabilities	68,437	83,923
Deferred revenues, net, less current portion	21,129	19,032
Other liabilities, less current portion	2,392	857
Accrued long-term Israeli severance pay	3,745	3,188
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of December 31, 2008 and December 31, 2007; 64,639 and 61,907 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	65	62
Additional paid-in capital	265,176	248,139
Deferred stock-based compensation	—	(203)
Accumulated other comprehensive income	58	248
Accumulated deficit	(126,880)	(136,660)

Total stockholders’ equity	138,419	111,586

Total liabilities and stockholders’ equity	$234,122	$218,586

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net revenues:
Products	$148,417	$144,715	$154,013
Services	36,876	31,795	22,611

Total net revenues	185,293	176,510	176,624

Cost of net revenues:
Products	60,207	76,260	74,152
Services	12,755	13,414	9,245

Total cost of net revenues	72,962	89,674	83,397

Gross profit	112,331	86,836	93,227

Operating expenses:
Research and development	54,043	51,862	37,194
Sales and marketing	28,935	39,868	29,523
General and administrative	20,884	16,286	13,176
Restructuring charges	2,055	2,998	—
Amortization of intangible assets	733	572	572
Gain on sale of intangible assets	(1,800)	—	—
Class action lawsuit charges	1,504	—	—

Total operating expenses	106,354	111,586	80,465

Operating income (loss)	5,977	(24,750)	12,762
Interest income	5,174	6,863	1,526
Interest expense	—	(648)	(1,699)
Other income (expense), net	1,029	(5,607)	(1,187)

Income (loss) before provision for income taxes	12,180	(24,142)	11,402
Provision for income taxes	2,400	1,225	2,525

Net income (loss)	$9,780	$(25,367)	$8,877

Basic net income (loss) per common share	$0.15	$(0.52)	$0.78

Diluted net income (loss) per common share	$0.15	$(0.52)	$0.16

Shares used in basic net income (loss) per common share	63,559	49,041	11,433

Shares used in diluted net income (loss) per common share	67,264	49,041	57,053

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable								Accumulated
	Convertible		Common Stock					Deferred	Other
	Preferred Stock		Class A		Class B		Additional	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)
Balance as of December 31, 2005	29,439	$117,307	7,533	$8	3,619	$4	$14,978	$(2,621)	$(18)	$(120,170)	$(107,819)
Stock options issued to non-employees	—	—	—	—	—	—	26	—	—	—	26
Stock-based compensation	—	—	—	—	—	—	1,422	—	—	—	1,422
Amortization of deferred stock-based compensation, net of reversals	—	—	—	—	—	—	(114)	1,216	—	—	1,102
Proceeds from exercise of class A common stock options	—	—	708	—	—	—	751	—	—	—	751
Comprehensive income:											—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	27	—	27
Net income	—	—	—	—	—	—	—	—	—	8,877	8,877

Total comprehensive income											8,904

Balance as of December 31, 2006	29,439	117,307	8,241	8	3,619	4	17,063	(1,405)	9	(111,293)	(95,614)
Conversion of class B common stock into class A common Stock	—	—	3,619	4	(3,619)	(4)	—	—	—	—	—
Conversion of preferred stock into class A common stock	(29,439)	(117,307)	37,762	38	—	—	117,269	—	—	—	117,307
Proceeds from initial public offering, net of expenses	—	—	7,500	8	—	—	87,761	—	—	—	87,769
Reclassification of preferred stock warrant liabilities to APIC upon IPO	—	—	—	—	—	—	8,125	—	—	—	8,125
Proceeds from exercise of class A common stock options	—	—	4,056	4	—	—	4,684	—	—	—	4,688
Proceeds from issuance of common stock under employee stock purchase plan	—	—	213	—	—	—	1,089	—	—	—	1,089
Tax benefit from stock options	—	—	—	—	—	—	25	—	—	—	25
Stock-based compensation	—	—	12	—	—	—	10,408	—	—	—	10,408
Net exercise for payment of tax liability for employee							(113)	—	—	—	(113)
Amortization of deferred stock-based compensation, net of reversals	—	—	—	—	—	—	(335)	1,202	—	—	867
Stock-based compensation related to non-employees in exchange for services	—	—	2	—	—	—	341	—	—	—	341
Exercise of warrants	—	—	502	—	—	—	1,822	—	—	—	1,822
Comprehensive loss:
Net unrealized gains on cash flow hedges	—	—	—	—	—	—	—	—	42	—	42
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	194	—	194
Net realized gain on cash flow hedges		—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	(25,367)	(25,367)

Total comprehensive loss											(25,128)

Balance as of December 31, 2007	—	—	61,907	62	—	—	248,139	(203)	248	(136,660)	111,586
Proceeds from exercise of class A common stock options	—	—	2,275	2	—	—	3,753	—	—	—	3,755
Proceeds from issuance of common stock under employee stock purchase plan	—	—	362	1	—	—	1,483	—	—	—	1,484
Exercise of restricted stock units, net	—	—	27	—	—	—	—	—	—	—	—
Tax benefit from stock options	—	—	—	—	—		158	—	—	—	158
Stock-based compensation	—	—	—	—	—	—	11,695	—	—	—	11,695
Net exercise for payment of tax liability for employee	—	—	—	—	—	—	(29)	—	—	—	(29)
Amortization of deferred stock-based compensation, net of reversals	—	—	—	—	—	—	(23)	203	—	—	180
Exercise of warrants — cashless	—	—	68	—	—	—	—	—	—	—	—
Comprehensive income:											—
Net unrealized losses on cash flow hedges	—	—	—	—	—	—	—	—	(340)	—	(340)
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	476	—	476
Net realized losses on cash flow hedges	—	—	—	—	—	—	—	—	(326)	—	(326)
Net income	—	—	—	—	—	—	—	—	—	9,780	9,780

Total comprehensive income											9,590

Balance as of December 31, 2008	—	$—	64,639	$65	—	$—	$265,176	$—	$58	$(126,880)	$138,419

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Cash Flows from Operating activities
Net income (loss)	$9,780	$(25,367)	$8,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	9,833	9,771	6,148
Amortization of intangible assets	733	572	572
Gain on sale of intangible assets — Fast Flow technology	(1,800)	—	—
Gain on sale of investment	—	—	(592)
Amortization of debt issuance costs	—	—	379
Loss on disposal of property and equipment	337	165	78
Revaluation of warrant liabilities	—	4,974	1,510
Stock-based compensation	11,695	10,749	1,448
Amortization of deferred stock-based compensation	180	867	1,102
Tax benefit from stock options	(158)	(25)	—
(Decrease) increase in net realized gains (losses) on cash flow hedges	(326)	3	—
Change in operating assets and liabilities:
Decrease (increase) in trade receivables	1,494	6,133	(18,174)
Decrease in inventories, net	709	321	14,371
Decrease (increase) in prepaid expenses and other current assets	292	(1,501)	(541)
Increase in other non-current assets	(734)	(867)	(1,024)
(Decrease) increase in accounts payable	(3,161)	(1,286)	4,761
Increase in long-term Israeli severance pay	557	444	761
Increase (decrease) in accrued and other liabilities	829	(777)	7,282
(Decrease) increase in deferred revenues	(6,726)	16,686	21,808

Net cash provided by operating activities	23,534	20,862	48,766

Cash Flows from Investing activities
Purchases of marketable securities	(202,829)	(170,460)	(46,925)
Proceeds from maturities of marketable securities	151,154	78,445	26,969
Proceeds from sale of marketable securities	27,854	19,800	—
Proceeds from sale of intangible assets — Fast Flow technology	1,800	—	—
Proceeds from sale of other investment	—	—	592
Purchase of property and equipment	(11,077)	(12,320)	(10,943)
Proceeds from sale of property and equipment	9	40	—
Decrease (increase) in restricted cash	6	(505)	87

Net cash used in investing activities	(33,083)	(85,000)	(30,220)

Cash Flows from Financing activities
Proceeds from loans	—	—	16,800
Principal payments on loans and capital leases	—	(14,550)	(14,222)
Payments in preparation for an initial public offering of the Company’s class A common stock	—	—	(671)
Proceeds from exercise of warrants to purchase class A common stock	—	1,822	—
Proceeds from exercise of common stock options, net of tax liability	3,726	4,575	751
Proceeds from issuance of common stock under employee stock plans	1,484	1,089	—
Proceeds from initial public offering, net of expenses	—	87,769	—
Tax benefit from stock options	158	25	—

Net cash provided by financing activities	5,368	80,730	2,658

Net (decrease) increase in cash and cash equivalents	(4,181)	16,592	21,204
Cash and cash equivalents as of beginning of year	55,162	38,570	17,366

Cash and cash equivalents as of end of year	$50,981	$55,162	$38,570

Schedule of non-cash transactions
Equipment acquired under loan agreement	$—	$—	$480

Accrued leasehold improvements	$—	$2,300	$—

Supplemental disclosure of cash flow information
Interest paid	$—	$514	$1,398

Income taxes paid	$2,874	$3,945	$360

See accompanying notes.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

BigBand Networks, Inc. (BigBand or the Company), headquartered in Redwood City, California, was incorporated on December 3, 1998, under the laws of the state of Delaware and commenced operations in January 1999. BigBand develops, markets and sells network-based solutions that enable cable operators and telecommunications companies to offer video services across coaxial, fiber and copper networks.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, valuation of inventories, valuation of stock-based awards, provision for warranty claims, the allowance for doubtful accounts, restructuring costs, valuation of goodwill and long-lived assets. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Reclassifications

Certain prior-year balances have been reclassified to conform to current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Revenue Recognition

The Company’s software and hardware are sold as solutions and its software is a significant component of the product. The Company provides unspecified software updates and enhancements related to products through support contracts. As a result, the Company accounts for revenues in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of products with a significant software component. Revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenues consist of revenues from sales of the Company’s software and hardware. Product sales include a perpetual license to the Company’s software. The Company recognizes product revenues upon shipment to its customers, including channel partner distributors, on non-cancellable contracts and purchase orders when all revenue recognition criteria are met, or, if specified in an agreement, upon receipt of final acceptance of the product, provided all other criteria are met. End users, channel partners, and distributors generally have no rights of return, stock rotation rights, or price protection. Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.

Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and support. The Company’s customer service agreements (CSA) allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but can extend to five (5) years for the Company’s

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

telecommunications company customers. Revenues from other services, such as installation, program management and training, are recognized when services are performed.

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

Marketable Securities

Marketable securities consist principally of corporate debt securities, commercial paper and U.S. agencies with remaining time to maturity of two years or less. The Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. The Company considers all other marketable securities with remaining time to maturity less than two years to be short-term marketable securities. The short-term marketable securities are classified on the consolidated balance sheets as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the marketable securities until maturity. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair market value, with all the associated unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other expenses, net. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value of securities held on December 31, 2008 and 2007 to be other-than-temporary. Realized

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in interest income, net of taxes. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, trade receivables, marketable securities, derivatives used in the Company’s hedging program, accounts payable, and other accrued liabilities approximate their fair value. The carrying values of the Company’s other long-term liabilities approximate their fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables, and restricted cash. Cash equivalents, restricted cash, and marketable securities are invested through major banks and financial institutions in the U.S. and Israel. Such deposits in the U.S. may be in excess of insured limits and are not insured in Israel. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company’s trade receivables are derived primarily from cable and telecommunications operators located mainly in the U.S. Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. The Company performs ongoing credit evaluations of its customers and in certain circumstances may require letters of credit or other collateral. The Company estimates an allowance for doubtful accounts through specific identification of potentially uncollectible accounts based on an analysis of its trade receivables aging. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from estimates and could be material to the Company’s consolidated financial position, results of operations, and cash flows.

Customers with trade receivables balances of 10% or greater of the total trade receivables balances as of December 31, 2008 and 2007, and customers representing 10% or greater of net revenues for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Percentage of Total Trade
	Receivables as of		Percentage of Net Revenues for
	December 31,		the Years Ended December 31,
Customers	2008	2007	2008	2007	2006

A	*	19	14	11	13
B	*	*	*	*	10
C	64	18	27	13	19
D	16	*	29	40	32
E	*	22	*	*	*

*	Represents less than 10%

Management makes judgment as to the Company’s ability to collect outstanding receivables when collection becomes doubtful. Provisions are made based upon specific review of the outstanding invoices.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to allowance for doubtful accounts was as follows (in thousands):

	Balance at	Charged to
	Beginning of	Costs and	Deductions-	Balance at
	Year	Expenses	Write-offs	End of Year

Year ended:
December 31, 2008	$142	$64	$(167)	$39
December 31, 2007	$152	$99	$(109)	$142
December 31, 2006	$23	$129	$—	$152

Inventories, Net

Inventories, net consist of raw materials, work-in-process, and finished goods and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that can not be increased in future periods.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method and recorded over the estimated useful lives as follows:

Useful life

Engineering and other equipment	5 years
Computers, software and related equipment	3 years
Leasehold improvements	Shorter of lease term or estimated useful life of the asset
Office furniture and fixtures	5 years

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

Intangible Assets

Intangible assets consisted of patented products, customer relationships, and trade names. Intangible assets were carried at cost less accumulated amortization. Amortization was computed using the straight-line method and recorded over the estimated useful lives of the respective assets of four to five years. Following the sale of the Company’s FastFlow provisioning software technology during the three months ended December 31, 2008, the Company had no carrying value for intangible assets on its consolidated balance sheet as of December 31, 2008. Concurrent with this sale, the Company was granted a license to use certain of the transferred assets for any field of use, except the commercial sale or license of software products designed to perform the configuration and activation of home or commercial devices to instantiate services.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. Through December 31, 2008, no impairment losses have been recognized.

Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Consistent with the Company’s determination that it has only one reporting segment, it reviewed the carrying amount of this reporting unit compared to the fair value of the reporting unit based on quoted market prices of the Company’s common stock. Following this approach, through December 31, 2008, no impairment losses have been recognized.

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

Accounting for Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and hence no corresponding change in retained earnings. The Company’s total unrecognized tax benefits as of December 31, 2008 were $2.3 million.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the process of preparing its consolidated financial statements the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent management believe that recovery is not likely, it must establish a valuation allowance.

Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its net deferred tax assets. As of December 31, 2008, the Company recorded a full valuation allowance against its deferred tax assets arising from U.S. operations since, based on the available evidence, management believed at that time it was more likely than not that the Company would not be able to utilize all of these deferred tax assets in the future. The Company intends to maintain the full valuation allowances against its U.S. deferred tax assets until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

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

The Company enters into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than its functional currency, which is the U.S. dollar. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company recognizes these derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges; therefore, changes in the fair value of these instruments are recorded as other income (expense), net on the statement of operations. These derivative instruments generally have maturities of 90 days or less. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, do not subject the Company to material balance sheet risk. Any gain or loss from these forward contracts is recognized in other income (expense), net in the period of change, including any unrealized gains or losses at period end. The unrealized gain on forward contracts that were outstanding as of December 31, 2008 was $0.1 million, and the notional amount (contractual amount of the derivative instrument) was $1.9 million.

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. The exposures are hedged using derivatives designated as cash flow hedges under SFAS 133. The effective portion of the

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The ineffective portion of the gain or loss is recognized in other income (expense), net immediately. The gain from the ineffective portion of cash flow hedges was $0.8 million for the year ended December 31, 2008. These derivative instruments generally have maturities of 180 days or less. As of December 31, 2008, the amount of net unrealized and realized losses on derivatives designated as cash flow hedges and recorded in accumulated other comprehensive income (loss) was $0.6 million, all of which will be reflected in the Company’s statement of operations for the year ended December 31, 2009. The notional amount of the purchased currency option contracts, which are combined with sold currency option contracts, was $11.9 million as of December 31, 2008.

Israeli Severance Pay

The Company’s wholly-owned subsidiary located in Israel is required to fund future severance liabilities determined in accordance with Israeli severance pay laws. Under these laws, employees are entitled upon termination to one month’s salary for each year of employment or portion thereof. In accordance with the provisions of EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, the Company records compensation expense to accrue for these costs over the employment period, based on the assumption that the benefits to which the employee is entitled, if the employee separates immediately. This liability is substantially funded through the contributions invested by the subsidiary on behalf of the employees. In accordance with local practice, a portion of this Israeli severance liability is unfunded. The provision for Israeli severance expenses included in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006, amounted to approximately $1.2 million, $1.3 million, and $0.8 million, respectively. The value of these contributions is recorded in other non-current assets on the Company’s consolidated balance sheets, which was $2.7 million and $2.2 million as of December 31, 2008 and 2007, respectively. The liability for long-term severance accrued on the Company’s consolidated balance sheets was $3.7 million and $3.2 million as of December 31, 2008 and 2007, respectively.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R, stock-based awards, including stock options, are measured at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company adopted the provisions of SFAS 123R using the prospective transition method. Under this transition method, non-vested stock-based awards outstanding as of January 1, 2006 continued to be accounted for under the intrinsic value method.

Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, using the minimum value method.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company currently grants equity from two share-based compensation plans, which are described in Note 8. The Company allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of net revenues	$1,733	$1,534	$336
Research and development	3,901	3,837	1,035
Sales and marketing	2,566	4,184	637
General and administrative	3,675	2,061	542

Total operating expenses	$11,875	$11,616	$2,550

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of subsidiaries into U.S. dollars are included in the Company’s consolidated statements of operations. Translation gains and losses have not been significant to date.

Comprehensive Income (Loss)

As required by SFAS No. 130, Reporting Comprehensive Income, Accumulated other comprehensive income includes unrealized gains (losses) on cash flow hedges and marketable securities, net of tax. Accumulated other comprehensive income as of December 31, 2008 and December 31, 2007 included the following components (in thousands):

	As of December 31,
	2008	2007

Net unrealized (loss) gain on cash flow hedges	$(621)	$45
Net unrealized gain on marketable securities	679	203

Total accumulated other comprehensive income	$58	$248

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

Other Income (Expense), Net

For the years ended December 31, 2008, 2007 and 2006, other income (expense), net, primarily included foreign currency gains and losses. Additionally for the years ended December 31, 2007 and 2006, other income (expense), net included the expense resulting from fair value adjustments of redeemable convertible preferred stock warrants and proceeds from the sale of investments of an unrelated company respectively.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock Warrants

Pursuant to FASB Staff Position (FSP) No. 150-5, Issuer’s Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable (FSP 150-5), an interpretation of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair value. At the end of each reporting period, changes in fair value during the period are recorded as a component of other expense, net.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded approximately zero, $5.0 million and $1.5 million of charges to other expense, net to reflect the increase in fair value of preferred stock warrants. Upon the completion of its initial public offering on March 27, 2007, the warrants to purchase redeemable convertible preferred stock became warrants to purchase the Company’s common stock and accordingly the Company ceased adjusting these warrants for changes in fair value and reclassified their respective liabilities to stockholders’ equity.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Positions (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for the Company beginning January 1, 2009. The Company will adopt FSP 157-2 in the quarter ended March 31, 2009, and does not currently expect this to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009. The Company does not currently expect the adoption of SFAS 141R to have a material impact on its consolidated financial position, results of operations and cash flows.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributed to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributed to common stockholders for the period by the weighted average number of common shares, and potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents include incremental common stock issuable upon the exercise of stock options and warrants to purchase common and redeemable convertible preferred stock, and the conversion of redeemable convertible preferred stock (using the if-converted method) to the extent they are dilutive. Potentially dilutive common stock equivalents that are anti-dilutive are excluded from the calculation of diluted net income (loss) per common share. The computation of basic and diluted net income (loss) per share was as follows (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006

Numerator:
Net income (loss)	$9,780	$(25,367)	$8,877
Denominator:
Weighted average shares used in basic net income (loss) per common share	63,559	49,041	11,433
Stock options	3,506	—	7,632
Warrants	188	—	226
Employee stock purchase plan shares	11	—	—
Conversion of redeemable convertible preferred stock	—	—	37,762

Weighted average shares used in diluted net income (loss) per common share	67,264	49,041	57,053

Basic net income (loss) per common share	$0.15	$(0.52)	$0.78

Diluted net income (loss) per common share	$0.15	$(0.52)	$0.16

As of December 31, 2008, 2007 and 2006, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of diluted net income (loss) per common share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities were as follows (shares in thousands):

	As of December 31,
	2008	2007	2006

Stock options outstanding	8,572	13,851	4,410
Employee stock purchase plan shares	243	—	—
Restricted stock units	215	356	—
Conversion of warrants to purchase redeemable convertible preferred stock	—	—	160
Warrants to purchase common stock	—	428	401

4.	Restructuring Charges

2007 Restructuring

On October 29, 2007, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s cable modem termination system platform (CMTS) under a plan of termination. This resulted in net charges of $0.7 million and $3.0 million for the years ended December 31, 2008

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2007, respectively. Severance and related charges of approximately $0.3 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively consisted primarily of salary and payroll taxes and medical benefits. The Company’s plan also involved vacating several leased facilities throughout the world, with lease terms expiring through March 2012 resulting in vacated facility charges, net of sublease income of approximately $0.4 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to March 2012.

2008 Restructuring

On April 29, 2008, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the redeployment of resources pursuant to which employees were terminated under a plan of termination. This resulted in net charges of approximately $1.4 million for the year ended December 31, 2008, including charges of $1.1 million for vacated facility charges and $0.3 million for severance costs. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to January 2013.

Restructuring summary

Both of the restructuring plans were essentially complete as of December 31, 2008. Total restructuring activity for the plans discussed above for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Vacated	Severance and		Total
	Facilities	Related	Other	Restructuring
	Costs	Expenses	Costs	Liabilities

Balance, December 31, 2006	$—	$—	$—	$—
Charges	665	2,193	140	2,998
Adjustments	62	—	—	62
Cash Payments	(101)	(1,462)	(34)	(1,597)

Balance, December 31, 2007	626	731	106	1,463
Charges	1,494	542	19	2,055
Adjustments	(601)	—	—	(601)
Cash Payments	(823)	(1,273)	(125)	(2,221)

Balance, December 31, 2008	$696	$—	$—	$696

Less restructuring liability, current portion				(522)

Restructuring liability, less current portion				$174

Adjustments for the year ended December 31, 2008 related to the leasehold improvements which were originally charged to restructuring expense as part of the subleasing of a vacated facility.

On February 9, 2009, the Company authorized a restructuring plan as further described in note 12.

5.	Fair Value

The fair value of the Company’s cash equivalents and marketable securities is determined in accordance with SFAS No. 157, Fair Value Measurements, (SFAS 157), which the Company adopted in 2008. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures certain financial assets, mainly comprised of marketable securities, at fair value. As of December 31, 2008, the Company’s fair value measurements of its financial assets (cash equivalents and marketable securities) were as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$30,092	$—	$—	$30,092
U.S. Agency debt securities	—	59,300	—	59,300
Corporate debt securities	—	45,377	—	45,377
Commercial paper	—	32,923	—	32,923
Municipal debt securities (taxable)	—	994	—	994

Total fair value	$30,092	$138,594	$—	$168,686

6.	Balance Sheet Data

Marketable Securities

All securities have contractual maturity dates within two years. Marketable securities as of December 31, 2008 and December 31, 2007 were as follows (in thousands):

	As of December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. Agency debt securities	$54,852	$444	$—	$55,296
Corporate debt securities	44,247	239	(108)	44,378
Commercial paper	22,885	101	—	22,986
Municipal debt securities (taxable)	1,000	—	(6)	994

Total marketable securities	$122,984	$784	$(114)	$123,654

	As of December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. Agency debt securities	$14,494	$15	$(2)	$14,507
Corporate debt securities	35,048	104	(10)	35,142
Commercial paper	36,763	93	(4)	36,852
Auction rate securities	11,650	—	—	11,650
Municipal debt securities (taxable)	1,200	7	—	1,207

Total marketable securities	$99,155	$219	$(16)	$99,358

Gross realized losses or gains on the sale of marketable securities were not significant during the years ended December 31, 2008, 2007 and 2006. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than amortized cost, any

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adverse changes in the investee’s financial condition and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2008, the Company did not hold any marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months. The contractual maturity date of the marketable securities was as follows (in thousands):

	As of December 31,
	2008	2007

Due within one year	$88,118	$75,120
Due within one to two years	35,536	24,238

Total marketable securities	$123,654	$99,358

Inventories, net

Inventories, net were comprised as follows (in thousands):

	As of December 31,
	2008	2007

Finished products	$6,085	$6,611
Work-in-progress	—	172
Raw materials, parts, supplies	38	49

Total inventories, net	$6,123	$6,832

Property and Equipment, Net

Property and equipment, net was comprised as follows (in thousands):

	As of December 31,
	2008	2007

Engineering and other equipment	$29,463	$24,984
Computers, software and related equipment	18,973	15,489
Leasehold improvements	5,745	5,991
Office furniture and fixtures	1,192	1,372

	55,373	47,836
Less: accumulated depreciation	(40,015)	(30,404)

Total property, plant and equipment	$15,358	$17,432

The Company reviews the estimated useful lives of its fixed assets on a periodic basis. In 2007, this review indicated that the actual useful lives of certain fixed assets related to the Company’s CMTS platform were shorter than the previously estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result of the Company’s retirement of the CMTS platform (see Note 4), the Company changed its estimates of the useful lives of these assets to better reflect the estimated periods during which these assets will remain in service. These changes resulted in an additional $0.8 million charge to depreciation expense for the year ended December 31, 2007, and an increase in basic and diluted loss per share of $0.02 for the year ended December 31, 2007. The Company recorded no similar charges in 2008.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The carrying value of goodwill was approximately $1.7 million at both December 31, 2008 and 2007. There were no additions or adjustments to goodwill during fiscal years 2008 and 2007.

Other Non-current Assets

Other non-current assets were as follows (in thousands):

	As of December 31,
	2008	2007

Israeli severance pay	$2,661	$2,178
Security deposit	2,125	1,692
Restricted cash	745	751
Deferred tax assets	644	551
Other	98	373

Total other non-current assets	$6,273	$5,545

Restricted cash consists of a certificate of deposit that is used to secure a standby letter of credit required in connection with an operating lease of the Company and cash used as credit card collateral.

Deferred Revenues, net

Deferred revenues, net were as follows (in thousands):

	As of December 31,
	2008	2007

Deferred service revenues, net	$39,675	$37,279
Deferred product revenues, net	20,887	30,009

Total deferred revenues, net	60,562	67,288
Less current portion of deferred revenues, net	(39,433)	(48,256)

Deferred revenues, net, less current portion	$21,129	$19,032

Other Liabilities

Other liabilities were as follows (in thousands):

	As of December 31,
	2008	2007

Rent and restructuring liabilities	$1,602	$1,530
Foreign, franchise, and other income tax liabilities	2,071	1,886
Accrued warranty	3,381	4,359
Accrued class action lawsuit charges	1,504	—
Accrued professional fees	721	976
Sales and use tax payable	831	1,367
Customer prepayments	155	3,274
Other	1,348	2,846

Total other liabilities	11,613	16,238
Less other liabilities, current portion	(9,221)	(15,381)

Other liabilities, less current portion	$2,392	$857

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Warranty

Activity related to the product warranty was as follows (in thousands):

	Years Ended December 31,
	2008	2007

Balance at beginning of year	$4,359	$4,136
Warranty charged to cost of sales	1,275	2,933
Utilization of warranty	(1,554)	(2,573)
Other adjustments	(699)	(137)

Balance at end of year	3,381	4,359
Less accrued warranty, current portion	(1,669)	(3,502)

Accrued warranty, less current portion	$1,712	$857

7.	Commitments and Contingencies

Commitments

The Company and its subsidiaries operate from leased premises in the U.S., Israel, Asia, and Europe. The Company is committed to pay a portion of the buildings’ operating expenses as determined under the lease agreements. Future minimum lease payments due under the related operating leases with an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2008 were as follows (in thousands):

Years ending December 31,

2009	$2,834
2010	2,468
2011	2,436
2012	1,595
2013	118

Total minimum lease payments	$9,451

The terms of certain lease arrangements have free or escalating rent payment provisions, and when significant, the rent expense is recognized on a straight-line basis over the lease period resulting in a deferred rent liability. Leasehold improvements are amortized over the shorter of their useful life or the contractual lease term. Rent expense under operating leases was approximately $3.6 million, $4.0 million and $3.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company entered into a non-cancellable sublease of a portion of its Tel Aviv facility in December 2008, which expires in January 2013. Sublease rentals received were not material for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, under the terms of this lease, the Company will receive payments as follows (in thousands):

Years Ending December 31,

2009	$405
2010	405
2011	405
2012	405
2013	25

Total minimum lease payments	$1,645

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

In re BigBand Networks, Inc. Securities Litigation, Case No. C 07-5101-SBA

Beginning on October 3, 2007, a series of purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (IPO). In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complaint against the Company, the directors and officers who signed the Company’s IPO registration statement, and the underwriters of the Company’s IPO. The consolidated complaint alleges that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business strategy and prospects, and the prospects of the Company’s CMTS division in particular. The lead plaintiff purports to represent anyone who purchased the Company’s common stock in the IPO. The consolidated complaint asserts causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The lawsuit seeks unspecified monetary damages. On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle this action. The agreement provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Exchange Act of 1934. The agreement is conditional on several things, including confirmatory discovery and approval of the Courts of the proposed settlement, and includes contributions by the Company’s insurers. In accordance with the provisions of SFAS No. 5, Accounting for Contingencies (SFAS 5), the Company recorded an expense for $1.5 million in its consolidated results of operations for the year ended December 31, 2008, which represented the amount it agreed to pay.

Wiltjer v. BigBand Networks, Inc., et. Al., Cast No. CGC-07-469661

In December 2007, a similar purported shareholder class action complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 was filed in the Superior Court for the City and County of San Francisco. The complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the Company’s IPO. The complaint alleges that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business prospects, product operability and CMTS platform. The plaintiff purports to represent anyone who purchased the Company’s common stock in the IPO. The complaint seeks unspecified monetary damages. The case was removed to the U.S. District Court, but subsequently returned to the Superior Court for the City and County of San Francisco. On August 11, 2008, the Court stayed the case in deference to the federal class action. This lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. As a component of this lawsuit, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.

Ifrah v. Bassan-Eskenazi, et. Al., Case No. 468401

In December 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with the Company’s disclosures in connection with the Company’s IPO and thereafter, in particular by allegedly issuing false and misleading statements in the Company’s registration statement and prospectus regarding the Company’s business prospects. The lawsuit seeks unspecified monetary damages and injunctive relief on behalf of the Company, including unspecified corporate governance reforms. To date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until March 27, 2009. The lawsuit is in its earliest stages, and it is not possible for the Company to quantify the extent of potential liabilities, if any.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BigBand Networks, Inc. v. Imagine Communications, Inc., Case No. 07-351

On June 5, 2007, the Company filed suit against Imagine Communications, Inc. in the U.S. District Court, District of Delaware, alleging infringement of certain U.S. Patents covering advanced video processing and bandwidth management techniques. The lawsuit seeks injunctive relief, along with monetary damages for willful infringement. The Company is subject to certain counterclaims in its lawsuit against Imagine Communications, Inc. No trial date has been set. The Company intends to defend itself vigorously against such counterclaims. The lawsuit is in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liabilities, if any, resulting from the alleged counterclaims.

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

Customer Bankruptcy

On February 12, 2009, one of the Company’s customers announced that it had reached an agreement in principle with holders of its senior debt notes, whereby the customer expects to file voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on or before April 1, 2009. As of December 31, 2008, the Company’s trade receivables included $1.4 million from this customer which was subsequently received in full. All of these payments received from this customer were included in deferred revenues according to the provisions of SOP 97-2 in the Company’s consolidated financial statements as of December 31, 2008.

Under the bankruptcy rules, an amount received by the Company within 90 days of a formal bankruptcy filing by the customer may be subject to repayment if the payments are deemed to be preferential payments to the Company. The $1.4 million in collections from this customer consisted of numerous payments of open trade receivables, and the Company believes these payments were made in the normal course of business and are therefore not preferential payments. Accordingly, the Company has not included any receipts from this customer as liabilities in its condensed consolidated financial statements as of December 31, 2008, as any potential repayments are not probable or estimable under the provisions of SFAS 5.

8.	Stockholders’ Equity

In February 2007, the Board of Directors approved a reverse stock split of the Company’s outstanding shares of common stock and preferred stock. On February 15, 2007, subsequent to stockholder approval, the Company filed an amendment to its fourth amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of all of its class A and class B common stock and all redeemable convertible preferred stock. All issued and outstanding shares of common stock, preferred stock, warrants and options for common stock and preferred stock, and per share amounts, except for per share par value, contained in the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Initial Public Offering

On March 20, 2007, the Company completed an IPO of its common stock in which the Company sold and issued 7,500,000 shares of its common stock and selling stockholders sold 4,805,000 shares of the Company’s common stock, in each case at a public offering price of $13.00 per share. The Company raised a total of

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$97.5 million in gross proceeds from the IPO, or approximately $87.8 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of approximately $2.9 million.

On March 20, 2007, and upon the closing of the Company’s IPO, all outstanding shares of class B common stock automatically converted into 3,618,873 shares of common stock on a 1-for-1 share basis.

Common Stock Warrants

Warrant holders had unexercised common stock warrants for the Company’s common stock as follows (in thousands, except per share data):

	December 31, 2008		December 31, 2007
	Exercise		Exercise
	Price per	Share	Price per	Shares
Expiration Date	Share	Unexercised	Share	Unexercised

February 20, 2010	$1.79	268	$1.79	268
June 29, 2011	$—	—	$4.37	160

In 2008, a warrant holder exercised its common stock warrants for 160,300 shares, and under the cashless exercise provisions of the warrant agreement received 67,663 shares in full settlement of the warrant. In 2007, warrants to purchase 502,000 shares of common stock were exercised with total proceeds of approximately $1.8 million paid to the Company.

Equity Incentive Plans

On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan). A total of 6,000,000 shares of common stock were reserved for future issuance under the 2007 Plan, which became effective on March 15, 2007. The Company has 1999, 2001, and 2003 share option and incentive plans, but no longer grants stock options under any of these plans. Cancelled or forfeited stock option grants under those plans will be added to the total amount of shares available for grant under the 2007 Plan. In addition, shares authorized but unissued as of March 15, 2007 under the Company’s 1999, 2001 and 2003 share option and incentive plans were added to shares available for grant under the 2007 Plan up to a maximum of 20,005,559 shares. The 2007 Plan contains an “evergreen” provision, pursuant to which the number of shares available for issuance under the 2007 Plan may be increased on the first day of the fiscal year, in an amount equal to the least of (a) 6,000,000 shares, (b) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the Board of Directors. The Board of Directors increased the amount of shares reserved under the 2007 Plan by 3,095,341 shares on February 14, 2008, which was equal to 5% of the outstanding shares as of December 31, 2007 and by 3,231,934 shares on February 25, 2009, which was equal to 5% of the outstanding shares as of December 31, 2008.

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

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data pertaining to stock option activity under the plans was as follows (in thousands, except per share data):

		Weighted
	Number	Average	Weighed Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value

Outstanding at December 31, 2005	11,093	$1.02	8.14	$13,141
Granted	6,284	4.39
Exercised	(708)	1.08
Cancelled	(649)	1.64

Outstanding at December 31, 2006	16,020	$2.31	8.09	$55,194
Granted	3,846	7.58
Exercised	(4,055)	1.15
Cancelled	(1,960)	4.14

Outstanding at December 31, 2007	13,851	$3.85	7.33	$26,651
Granted	3,505	4.86
Exercised	(2,275)	1.65
Cancelled	(2,051)	5.97

Outstanding at December 31, 2008	13,030	$4.17	7.58	$22,978

Vested and expected to vest	12,592		7.53	$22,711

Stock options outstanding and exercisable as of December 31, 2008 were as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
		Contractual Life	Weighted Average	No. Shares	Weighted Average
Exercise Price ($)	Number	(Years)	Exercise Price	Exercisable	Exercise Price

0.20 - 1.00	3,073	5.00	$0.79	3,070	$0.79
1.32 - 2.60	1,533	6.55	2.04	1,074	1.99
3.08 - 5.28	4,442	8.78	4.84	1,059	5.17
5.36 - 7.34	3,556	8.69	6.00	1,053	6.15
9.33 - 13.12	234	8.27	11.13	111	11.18
14.85 - 18.95	192	8.05	17.35	88	17.48

	13,030	7.58	$4.17	6,455	$2.99

The weighted-average grant-date fair value of options granted for the years ended December 31, 2008, 2007 and 2006 on a per-share basis were approximately $3.01, $6.63 and $3.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $9.0 million, $28.0 million, and $1.4 million, respectively. The intrinsic value of options exercised is calculated based on the difference between the exercise price and the closing price of the Company’s common stock on the exercise date.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Beginning on January 1, 2006, and upon the adoption of SFAS 123R, the fair value of each new option awarded and Employee Stock Purchase Plan shares are estimated on the grant date using the Black-Scholes valuation model using the assumptions noted as follows:

	Years Ended December 31,
	2008	2007	2006

Stock Options
Expected volatility	63-71%	75-91%	91-98%
Expected term	6 years	6 years	6 years
Risk-free interest	2.40-3.31%	3.89-4.75%	4.57-4.96%
Expected dividends	0.0%	0.0%	0.0%
Stock Purchase Plan
Expected volatility	59-102%	55-90%	—
Expected term	0.5 years	0.5-0.6 years	—
Risk-free interest	0.74-1.87%	3.71-5.12%	—
Expected dividends	0.0%	0.0%	0.0%

The Company’s computation of expected volatility is derived from historical volatilities of comparable companies within the communications equipment industry. The risk-free interest factor is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. The expected term is calculated using the simplified method provided in the Securities Exchange Commission’s Staff Accounting Bulletins Nos. 107 and 110, which takes into consideration the grant’s contractual life and the vesting periods. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Estimates are evaluated each reporting period and adjusted, if necessary, by recognizing the cumulative effect of the change in estimate on compensation costs recognized in prior year periods. During the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation under the fair value requirements of SFAS 123R of approximately $11.7 million, $10.4 million and $1.4 million, respectively.

As of December 31, 2008, total unrecognized stock compensation expense relating to unvested stock options and RSUs, adjusted for estimated forfeitures, was $29.4 million and $3.2 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.8 years for employee stock options and 2.1 years for RSUs.

Restricted Stock Units

The 2007 Plan provides for grants of restricted stock units (RSUs) that vest between two and four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. The Company recorded RSU stock-based compensation expense of $1.0 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s RSU activity was as follows (units in thousands):

			Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Stock	Grant-Date	Contractual	Intrinsic
	Units	Fair Value	Life	Value

Outstanding, December 31, 2006	—	$—
Granted	406	15.14
Cancelled	(50)	18.95

Outstanding, December 31, 2007	356	$14.61	2.23	$1,832
Granted	319	5.35
Exercised	(27)	5.56
Cancelled	(80)	18.95

Outstanding, December 31, 2008	568	$9.38	1.24	$3,138

Vested and expected to vest	535		1.20	$2,953

Employee Stock Purchase Plan

On January 31, 2007, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of common stock were reserved for future issuance under the ESPP, which became effective on March 15, 2007. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each offering period, whichever is lower. The ESPP contains an “evergreen” provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. The Board of Directors increased the amount of shares reserved under the ESPP by 1,238,136 on February 14, 2008, which was equal to 2% of the outstanding shares as of January 1, 2008, and by 1,292,774 on February 25, 2009, which was equal to 2% of the outstanding shares as of January 1, 2009. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. The Company recorded stock-based compensation expense associated with its ESPP of $0.9 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

Shares Reserved

Common stock reserved for future issuance was as follows (in thousands):

	December 31,
	2008	2007

ESPP shares reserved for future issuance	1,662	356
Restricted stock units	568	428
Warrants to purchase common stock	268	787
Stock options:
Outstanding	13,030	13,851
Reserved for future grants	7,298	5,906

	22,826	21,328

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock. On March 20, 2007, the closing date of the Company’s IPO, and pursuant to the amended and restated certificate of incorporation, all outstanding shares of redeemable convertible preferred stock converted into an aggregate of 37,761,548 shares of common stock. As of December 31, 2008 and 2007, the Company had no issued preferred stock.

9.	Segment Reporting

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. Accordingly, the Company reports as a single reporting segment.

Net revenues by geographical region were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$169,397	$146,835	$157,466
Americas excluding United States	3,905	1,393	4,051
Asia	6,648	13,670	3,082
Europe	5,343	14,612	12,025

Total net revenues	$185,293	$176,510	$176,624

Net revenues were allocated to the geographical region based on the shipping destination of customer orders.

Product net revenues were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Video	$145,517	$121,046	$121,937
Data	2,900	23,669	32,076

Total product net revenues	$148,417	$144,715	$154,013

Service net revenues were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Video	$30,811	$23,009	$12,745
Data	6,065	8,786	9,866

Total service net revenues	$36,876	$31,795	$22,611

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographical regions were as follows (in thousands):

	As of December 31,
	2008	2007

United States	$8,859	$9,358
Israel	6,305	7,752
Rest of World	194	322

Total long-lived assets	$15,358	$17,432

10.	Income Taxes

The Company’s net income (loss) before provision for income taxes was comprised as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Domestic	$8,833	$(25,755)	$9,868
Foreign	3,347	1,613	1,534

Net income (loss) before provision for income taxes	$12,180	$(24,142)	$11,402

Provision for income taxes was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current
Federal	$199	$—	$376
State	669	(48)	112
Foreign	1,578	1,228	2,544

	2,446	1,180	3,032
Deferred
Federal	40	38	39
State	7	6	6
Foreign	(93)	1	(552)

	(46)	45	(507)

Total provision for income taxes	$2,400	$1,225	$2,525

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the provisions for income tax at the statutory rate to the Company’s provision for income tax were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Tax provision (benefit) at federal statutory rate	$4,263	$(8,450)	$3,850
U.S. losses not benefited (net operating loss carryforward utilized)	(2,668)	7,113	(3,445)
Foreign operations	1,523	618	1,370
State taxes	441	(27)	77
Research and development tax credits	(510)	(1,037)	(1,485)
Stock-based compensation	(797)	1,127	756
Warrant amortization	—	1,741	842
Permanent items	148	140	560

Provision for income taxes	$2,400	$1,225	$2,525

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	As of December 31,
	2008	2007

Deferred tax assets:
Reserves and accruals	$13,615	$12,818
Stock compensation	2,883	1,266
Depreciation and amortization	1,652	2,267
Net operating loss carryforwards	23,810	30,314
Tax credit carryforwards	4,091	3,400

Total deferred tax assets	46,051	50,065
Deferred tax liabilities:
Goodwill	(202)	(154)

Gross deferred taxes	45,849	49,911
Valuation allowance	(45,407)	(49,514)

Net deferred taxes	$442	$397

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded domestic cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance decreased by $4.1 million, increased by $3.3 million, and decreased by $11.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company has U.S. federal and state net operating losses of approximately $77.3 million and $37.8 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2021 through 2027 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2010 through indefinite.

As of December 31, 2008, the Company has U.S. tax credit carryforwards, primarily from research and development credits, of approximately $2.7 million for federal and $1.1 million for state. The federal credit will expire at various dates beginning in 2023 through 2028 if unused. The California state research and development credits can be carried forward indefinitely.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating loss carryforwards and credit carryforwards reflected above are likely to be limited due to ownership changes as provided in Section 382 of the Internal Revenue Code and similar state provisions. The Company has not provided for U.S. federal income taxes on all of its non-U.S. subsidiaries’ undistributed earnings as of December 31, 2008, because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

In connection with the Company’s adoption of SFAS No. 123R, the Company uses the ‘with-and-without’ approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2008, the amount of such excess tax benefits from stock options included in net operating losses was $13.1 million. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the consolidated statement of operations.

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. The Company’s only major tax jurisdictions are the U.S. and Israel. The tax years 1998 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2005 through 2008 remain open and subject to examination by the appropriate governmental agencies in Israel. The Company’s total amount of unrecognized tax benefits as of December 31, 2008 was $2.3 million, of which $0.5 million if recognized, would affect the Company’s effective tax rate. Changes to the amount of unrecognized tax benefits from U.S. federal and state research and development credits and other tax positions were as follows (in thousands):

	Years Ended December 31,
	2008	2007

Balance at beginning of year	$1,405	$1,319
Tax positions related to current year	531	532
Tax positions related to prior years	368	(446)

Balance at end of year	$2,304	$1,405

11.	401(k) Savings and Retirement Plan

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

12.	Subsequent events (Unaudited)

On February 9, 2009, the Audit Committee of the Board of Directors authorized a restructuring plan pursuant to which 45 employees were terminated. Approximately $1.0 million in charges are expected to be incurred in connection with this restructuring plan for severance and related costs. Additionally, $0.25 million in additional facility costs are expected to be recorded in the Company’s results of operations for the three months ending March 31, 2009.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008 and its report is included below.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BigBand Networks, Inc.

We have audited BigBand Networks Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BigBand Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BigBand Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BigBand Networks, Inc as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/  ERNST AND YOUNG LLP

Palo Alto, California
March 5, 2009

Item 9B.	Other Information

Our annual meeting of stockholders is currently scheduled to be held on May 19, 2009.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and officers is incorporated herein by reference from the information to be contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (2009 Proxy Statement) set forth under the captions entitled “Election of Directors” and “Executive Officers of the Company”.

Information regarding our compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information to be contained in the 2009 Proxy Statement set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance”.

Information regarding our Audit Committee is incorporated herein by reference from the information to be contained in the 2009 Proxy Statement set forth under the caption entitled “Corporate Governance Principles and Board Matters — Audit Committee”.

We have adopted a Code of Business Conduct and Ethics that applies to all employees including our principal executive officer and principal financial and accounting officer. This code is available on our website at http://www.bigbandnet.com under Investor Relations, Corporate Governance. We will disclose on our website whether there have been any amendments or waivers to the Code of Business Conduct and Ethics. We will provide copies of these documents, in electronic or paper form, upon request, free of charge.

In the three months ended December 31, 2008, there were no changes in the procedures by which shareholders may recommend nominees to our Board of Directors.

Item 11.	EXECUTIVE COMPENSATION

Information regarding compensation of our officers and directors is incorporated herein by reference from the information to be contained in our 2009 Proxy Statement set forth under the captions entitled “Executive Compensation,” “Compensation of Directors,” and “Employment Contracts and Change of Control Arrangements”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock is incorporated herein by reference from the information to be contained in our 2009 Proxy Statement set forth under the captions entitled “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from the information to be contained in our 2009 Proxy Statement set forth under the captions entitled “Compensation of Directors” and “Certain Relationships and Related Transactions”.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference from the information to be contained in our 2009 Proxy Statement set forth under the caption entitled “Relationship with Independent Registered Public Accounting Firm”.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(2) No financial statement schedules are required to be filed as part of this report on the basis that any required information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Form 10-K or is not required to be filed as the information is not applicable.

(a)(3) Exhibits.
EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number		This 10-K

3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-139652	3.1B	December 22, 2006
3.2		Form of Amended and Restated Bylaws of the Registrant	S-1	333-139652	3.2B	December 22, 2006
10	.1*	Form of Indemnification Agreement	S-1	333-139652	10.1	December 22, 2006
10	.2*	1999 Share Option and Incentive Plan	S-1	333-139652	10.2	December 22, 2006
10	.3*	2001 Share Option and Incentive Plan	S-1	333-139652	10.3	December 22, 2006
10	.4*	2003 Share Option and Incentive Plan	S-1	333-139652	10.4	December 22, 2006
10	.5*	2004 Share Option and Incentive Plan Sub-Plan for Israeli Employees	S-1	333-139652	10.5	December 22, 2006
10	.6*	2007 Equity Incentive Plan	S-1/A	333-139652	10.6	March 8, 2007
10	.6A*	Form of Option Agreement (U.S.)	10-Q	001-33355	10.6A	August 8, 2007
10	.6B*	Form of Option Agreement (Non-U.S.)	10-Q	001-33355	10.6B	August 8, 2007
10	.6C*	Form of Restricted Stock Unit Agreement (U.S.)	10-Q	001-33355	10.6C	August 8, 2007
10	.6D*	Form of Restricted Stock Unit Agreement (Non-U.S.)	10-Q	001-33355	10.6D	August 8, 2007
10	.6E*	2007 Equity Incentive Plan Sub-Plan for Israeli Employees	10-Q	001-33355	10.6E	August 8, 2007
10	.6F*	Form of Israeli Sub-Plan Option Agreement	10-Q	001-33355	10.6F	August 8, 2007
10	.7*	Employee Stock Purchase Plan	S-1/A	333-139652	10.7	February 26, 2007
10	.8*	Employment Agreement Amir Bassan-Eskenazi	S-1	333-139652	10.8	December 22, 2006
10	.9A*	Amendment to Offer Letter Agreement — Ran Oz	10-Q	001-33355	10.9A	May 15, 2008
10	.10*	Offer Letter Agreement — Maurice Castonguay	10-K	001-33355	10.10	March 12, 2008
10	.11*	Offer Letter Agreement — David Heard	S-1/A	333-139652	10.23	February 26, 2007
10	.11A*	Amendment to Offer Letter Agreement — David Heard	10-K	001-33355	10.11A	March 12, 2008
10	.12*	Offer Letter Agreement — Robert Horton	S-1/A	333-139652	10.12	January 26, 2007
10	.12A*	Amendment to Offer Letter Agreement — Robert Horton	10-K	001-33355	10.12A	March 12, 2008

Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number		This 10-K

10	.13*	Separation Agreement — Jeffrey Lindholm	10-Q	001-33355	10.13B	November 12, 2008
10	.15*	Letter Agreement — Ken Goldman	S-1	333-139652	10.15	December 22, 2006
10	.16*	Letter Agreement — Robert Sachs	S-1	333-139652	10.16	December 22, 2006
10	.17A	Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17A	December 22, 2006
10	.17B	First Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17B	December 22, 2006
10	.17C	Second Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17C	December 22, 2006
10.20		Lease (8 Technology Drive, Westborough, Massachusetts)	S-1	333-139652	10.20	December 22, 2006
10.21		Lease Agreement (Tel Aviv, Israel)	S-1	333-139652	3.2B	December 22, 2006
10	.21A	Addendum to Lease Agreement	10-Q	001-33355	10.21B	May 9, 2007
10	.23*	Transition Services Agreement — Fred Ball	8-K	001-33355	10.23	October 18, 2007
10.24		Lease Agreement (Tel Aviv, Israel)	8-K	001-33355	99.1	July 30, 2007
10	.24A	Amendment to Lease Agreement (Tel Aviv, Israel)	10-K	001-33355	10.24A	March 12, 2008
10	.24B	Sublease Agreement (Tel Aviv, Israel)					X
10	.25*	Description of 2008 Incentive Compensation Plan Goals and Awards for the Named Executive Officers.	8-K	001-33355	10.25	February 26, 2009
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included on signature page of this Form 10-K)					X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.1+	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGBAND NETWORKS, INC.

By:	/s/ Amir Bassan-Eskenazi
Amir Bassan-Eskenazi
President, Chief Executive Officer and
Chairman of the Board

Date: March 9, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Amir Bassan-Eskenazi, Maurice L. Castonguay and Robert Horton, and each of them, as his true and lawful attorney in fact and agent with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney in fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMIR BASSAN-ESKENAZI Amir Bassan-Eskenazi	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2009

/s/ MAURICE L. CASTONGUAY Maurice L. Castonguay	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2009

/s/ DEAN GILBERT Dean Gilbert	Director	March 9, 2009

/s/ KEN GOLDMAN Ken Goldman	Director	March 9, 2009

/s/ GAL ISRAELY Gal Israely	Director	March 9, 2009

/s/ RAN OZ Ran Oz	Director	March 9, 2009

Signature	Title	Date

/s/ BRUCE SACHS Bruce Sachs	Director	March 9, 2009

/s/ GEOFFREY YANG Geoffrey Yang	Director	March 9, 2009

/s/ ROBERT SACHS Robert Sachs	Director	March 9, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number		This 10-K

3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-139652	3.1B	December 22, 2006
3.2		Form of Amended and Restated Bylaws of the Registrant	S-1	333-139652	3.2B	December 22, 2006
10	.1*	Form of Indemnification Agreement	S-1	333-139652	10.1	December 22, 2006
10	.2*	1999 Share Option and Incentive Plan	S-1	333-139652	10.2	December 22, 2006
10	.3*	2001 Share Option and Incentive Plan	S-1	333-139652	10.3	December 22, 2006
10	.4*	2003 Share Option and Incentive Plan	S-1	333-139652	10.4	December 22, 2006
10	.5*	2004 Share Option and Incentive Plan Sub-Plan for Israeli Employees	S-1	333-139652	10.5	December 22, 2006
10	.6*	2007 Equity Incentive Plan	S-1/A	333-139652	10.6	March 8, 2007
10	.6A*	Form of Option Agreement (U.S.)	10-Q	001-33355	10.6A	August 8, 2007
10	.6B*	Form of Option Agreement (Non-U.S.)	10-Q	001-33355	10.6B	August 8, 2007
10	.6C*	Form of Restricted Stock Unit Agreement (U.S.)	10-Q	001-33355	10.6C	August 8, 2007
10	.6D*	Form of Restricted Stock Unit Agreement (Non-U.S.)	10-Q	001-33355	10.6D	August 8, 2007
10	.6E*	2007 Equity Incentive Plan Sub-Plan for Israeli Employees	10-Q	001-33355	10.6E	August 8, 2007
10	.6F*	Form of Israeli Sub-Plan Option Agreement	10-Q	001-33355	10.6F	August 8, 2007
10	.9A*	Amendment to Offer Letter Agreement — Ran Oz	10-Q	001-33355	10.9A	May 15, 2008
10	.10*	Offer Letter Agreement — Maurice Castonguay	10-K	001-33355	10.10	March 12, 2008
10	.11*	Offer Letter Agreement — David Heard	S-1/A	333-139652	10.23	February 26, 2007
10	.11A*	Amendment to Offer Letter Agreement — David Heard	10-K	001-33355	10.11A	March 12, 2008
10	.12*	Offer Letter Agreement — Robert Horton	S-1/A	333-139652	10.12	January 26, 2007
10	.12A*	Amendment to Offer Letter Agreement — Robert Horton	10-K	001-33355	10.12A	March 12, 2008
10	.13*	Separation Agreement — Jeffrey Lindholm	10-Q	001-33355	10.13B	November 12, 2008
10	.15*	Letter Agreement — Ken Goldman	S-1	333-139652	10.15	December 22, 2006
10	.16*	Letter Agreement — Robert Sachs	S-1	333-139652	10.16	December 22, 2006
10	.17A	Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17A	December 22, 2006
10	.17B	First Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17B	December 22, 2006
10	.17C	Second Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17C	December 22, 2006

Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number		This 10-K

10.20		Lease (8 Technology Drive, Westborough, Massachusetts)	S-1	333-139652	10.20	December 22, 2006
10.21		Lease Agreement (Tel Aviv, Israel)	S-1	333-139652	3.2B	December 22, 2006
10	.21A	Addendum to Lease Agreement	10-Q	001-33355	10.21B	May 9, 2007
10	.23*	Transition Services Agreement — Fred Ball	8-K	001-33355	10.23	October 18, 2007
10.24		Lease Agreement (Tel Aviv, Israel)	8-K	001-33355	99.1	July 30, 2007
10	.24A	Amendment to Lease Agreement (Tel Aviv, Israel)	10-K	001-33355	10.24A	March 12, 2008
10	.24B	Sublease Agreement (Tel Aviv, Israel)					X
10	.25*	Description of 2008 Incentive Compensation Plan Goals and Awards for the Named Executive Officers	8-K	001-33355	10.25	February 26, 2009
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included on signature page of this Form 10-K)					X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31	.2+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

*	Management compensatory plan or arrangement.