Form 10-Q
period 2009-03-31
BigBand Networks, Inc.
filed 2009-05-07
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33355

BigBand Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3444278
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
475 Broadway Street
Redwood City, California 94063
(Address of principal executive offices and zip code)
(650) 995-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, 65,352,327 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Bigband Networks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2009
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	As of	As of
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$30,114	$50,981
Marketable securities	137,356	123,654
Trade receivables, net of allowance for doubtful accounts of $80 and $39 as of March 31, 2009 and December 31, 2008, respectively	28,404	26,361
Inventories, net	7,113	6,123
Prepaid expenses and other current assets	3,274	3,716

Total current assets	206,261	210,835
Property and equipment, net	13,990	15,358
Goodwill	1,656	1,656
Other non-current assets	5,866	6,273

Total assets	$227,773	$234,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,256	$8,350
Accrued compensation and related benefits	7,054	11,433
Current portion of deferred revenues, net	36,080	39,433
Current portion of other liabilities	9,402	9,221

Total current liabilities	57,792	68,437
Deferred revenues, net, less current portion	19,577	21,129
Other liabilities, less current portion	2,497	2,392
Accrued long-term Israeli severance pay	3,435	3,745
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of March 31, 2009 and December 31, 2008; 65,349 and 64,639 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	65	65
Additional paid-in capital	269,586	265,176
Accumulated other comprehensive (loss) income	(581)	58
Accumulated deficit	(124,598)	(126,880)

Total stockholders’ equity	144,472	138,419

Total liabilities and stockholders’ equity	$227,773	$234,122

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net revenues:
Products	$33,927	$31,963
Services	9,961	7,943

Total net revenues	43,888	39,906

Cost of net revenues:
Products	15,064	12,325
Services	3,171	3,214

Total cost of net revenues	18,235	15,539

Gross profit	25,653	24,367

Operating expenses:
Research and development	11,483	14,403
Sales and marketing	6,449	7,864
General and administrative	4,535	4,828
Restructuring charges	1,356	335
Amortization of intangible assets	—	143

Total operating expenses	23,823	27,573

Operating income (loss)	1,830	(3,206)
Interest income	903	1,669
Other (expense) income, net	(223)	82

Income (loss) before provision for income taxes	2,510	(1,455)
Provision for income taxes	228	465

Net income (loss)	$2,282	$(1,920)

Basic net income (loss) per common share	$0.04	$(0.03)

Diluted net income (loss) per common share	$0.03	$(0.03)

Shares used in basic net income (loss) per common share	64,862	62,397

Shares used in diluted net income (loss) per common share	68,265	62,397

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating activities
Net income (loss)	$2,282	$(1,920)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	2,125	2,441
Amortization of intangible assets	—	143
Loss on disposal of property and equipment	111	244
Stock-based compensation	3,014	3,226
Net settled unrealized gains on cash flow hedges	58	163
Change in operating assets and liabilities:
(Increase) decrease in trade receivables	(2,043)	2,671
Increase in inventories, net	(990)	(183)
Decrease (increase) in prepaid expenses and other current assets	408	(703)
Decrease (increase) in other non-current assets	407	(97)
Decrease in accounts payable	(3,094)	(973)
(Decrease) increase in long-term Israeli severance pay	(310)	543
Decrease in accrued and other liabilities	(4,238)	(2,531)
Decrease in deferred revenues	(4,905)	(3,623)

Net cash used in operating activities	(7,175)	(599)

Cash Flows from Investing activities
Purchases of marketable securities	(46,570)	(51,840)
Proceeds from maturities of marketable securities	32,350	43,133
Proceeds from sale of marketable securities	—	19,809
Purchase of property and equipment	(868)	(5,702)

Net cash (used in) provided by investing activities	(15,088)	5,400

Cash Flows from Financing activities
Proceeds from exercise of stock options	1,396	1,512

Net cash provided by financing activities	1,396	1,512

Net (decrease) increase in cash and cash equivalents	(20,867)	6,313
Cash and cash equivalents as of beginning of period	50,981	55,162

Cash and cash equivalents as of end of period	$30,114	$61,475

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2009, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K dated March 9, 2009.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.
There have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2009 compared to the significant accounting policies described in the Company’s Form 10-K for the year ended December 31, 2008.
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
Revenue Recognition
The Company’s software and hardware product applications are sold as solutions and its software is a significant component of the solutions. The Company provides unspecified software updates and enhancements related to products through support contracts. As a result, the Company accounts for revenues in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. With respect to certain transactions and for all transactions involving the sale of products with a significant software component, revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.
Product revenues consist of revenues from sales of the Company’s software and hardware. Product sales include a perpetual license to the Company’s software. The Company recognizes product revenues upon shipment to its customers, including channel partners, on non-cancellable contracts and purchase orders when all revenue recognition criteria are met, or, if specified in an agreement, upon receipt of final acceptance of the product, provided all other criteria are met. End users and channel partners generally have no rights of return, stock rotation rights, or price protection. Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.
Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and customer support. The Company’s customer service agreements (CSA) allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but can extend to five years for the Company’s telecommunications customers. Revenues from other services, such as installation, program management and training, are recognized when the services are performed.

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
Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation and training) and product revenues, net of the associated costs. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment or when the Company does not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of sales. The Company assesses the ability to collect from its customers based on a number of factors, including the credit worthiness of the customer and the past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.
Cash , Cash Equivalents and Marketable Securities
The Company holds its cash and cash equivalents in checking, money market, and investment accounts with high credit quality financial institutions. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
Marketable securities consist principally of corporate debt securities, commercial paper and securities of U.S. agencies with remaining time to maturity of two years or less. The Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified on the consolidated balance sheets as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the marketable securities until maturity. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair market value, with all the associated unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other expenses, net. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value of securities held on March 31, 2009 and December 31, 2008 to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, trade receivables, marketable securities, derivatives used in the Company’s hedging program, accounts payable, and other accrued liabilities approximate their fair value. The carrying values of the Company’s other long-term liabilities approximate their fair value.
Concentration of Credit Risk and Significant Customers
Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well-established companies including customers’ outside of the U.S. The Company closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk. When deemed uncollectible, accounts receivable balances are written off against the allowance for doubtful accounts.
The Company’s customers have been impacted in the past by several factors, including an industry downturn and tightening of access to capital. The market that the Company serves is characterized by a small number of large customers creating a concentration of risk. To-date, the Company has not incurred any significant charges related to uncollectible accounts related to large customers. The Company had five and two customers which individually had a trade receivable balance of greater than 10% of the Company’s total trade receivables balance as of March 31, 2009 and December 31, 2008, respectively.

The Company recognized net revenues from three and four customers that were 10% or greater of the Company’s total net revenues for the three months ended March 31, 2009 and 2008, respectively.
Inventories, Net
Inventories, net consist primarily of finished goods and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.
Impairment of Long-Lived Assets
The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. Through March 31, 2009, no impairment losses have been recognized.
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
The Company also follows the provisions of Financial Accounting Standards Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109.
Hedging Instruments
The Company has revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar that are subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. Beginning in 2007, the Company established a foreign currency risk management program to help protect against the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the dollar strengthens significantly against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified primarily to research and development expenses in the consolidated statement of operations. The ineffective portion of the gain or loss is recognized in other income (expense), net immediately. These derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of March 31, 2009 will be recognized in the Company’s consolidated statement of operations before December 31, 2009.
The Company enters into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than its functional currency, which is the U.S. dollar. In accordance with SFAS 133, the Company recognizes these derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges; therefore, changes in the fair value of these instruments are recorded as other income (expense), net on the statement of operations. These derivative instruments generally have maturities of 90 days. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, do not subject the Company to material balance sheet risk. Any gain or loss from these forward contracts is recognized in other income (expense), net in the period of change, including any unsettled gains or losses at period end.
All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties consistently. Amounts relating to these derivative instruments were as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008
Derivatives designated as hedging instruments under SFAS 133:
Notional amount of currency option contracts	$10,437	$11,926

Unrealized losses included in other comprehensive income on condensed consolidated balance sheets:
Settled (underlying derivative was settled but forecasted transaction has not occurred)	$(227)	$(285)
Unsettled (primarily included as other current liabilities)	(515)	(336)
Total unrealized losses included in other comprehensive income	$(742)	$(621)

Derivatives not designated as hedging instruments under SFAS 133:
Notional amount of foreign currency forward contracts	$1,788	$1,923

Fair value: Other current (liabilities) assets on condensed consolidated balance sheets	$(8)	$55

The change in accumulated other comprehensive income from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Accumulated other comprehensive (loss) income related to cash flow hedges as of beginning of period	$(621)	$45
Losses (gains) on effective portion of cash flow hedges reclassified to condensed consolidated statement of operations	284	(41)
Losses (gains) on cash flow hedges settled and recognized in condensed consolidated statement of operations	347	(237)
Change in settled and unsettled portion of cash flow hedges	(752)	644

Accumulated other comprehensive (loss) income related to cash flow hedges as of end of period	$(742)	$411

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net income (loss)	$2,282	$(1,920)
Change in cash flow hedges	(121)	366
Change in unrealized gains (losses) on marketable securities	(518)	230

Comprehensive income (loss)	$1,643	$(1,324)

As required by SFAS No. 130, Reporting Comprehensive Income, Accumulated other comprehensive (loss) income includes unrealized gains (losses) on cash flow hedges and marketable securities, net of taxes. Accumulated other comprehensive (loss) income as of March 31, 2009 and December 31, 2008 was as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008

Net unrealized losses on cash flow hedges	$(742)	$(621)
Net unrealized gains on marketable securities	161	679

Total accumulated other comprehensive (loss) income	$(581)	$58

Stock-based Compensation
The Company applies the fair value recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123R). Under SFAS 123R, stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis.
Recently Adopted Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS 161 effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Positions (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 was effective for the Company beginning January 1, 2009. The Company adopted FSP 157-2 effective January 1, 2009, and this adoption did not have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted SFAS 141R effective January 1, 2009 and this adoption did not have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.
Recently Issued Accounting Standards
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective beginning in the three months ending June 30, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective beginning in the three months ending June 30, 2009. Upon implementation at the beginning of three months ending June 30, 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued FSP FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132 (R)-1). FSP 132 (R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The Company is currently evaluating the potential impact of the adoption of FSP FAS 132(R)-1 on its consolidated financial position, results of operations or cash flows.

3. Basic and Diluted Net Income (Loss) per Common Share
The computation of basic and diluted net income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss)	$2,282	$(1,920)

Denominator:
Weighted average shares used in basic net income (loss) per common share	64,862	62,397
Stock options	3,039	—
Warrants	182	—
Restricted stock units	107	—
Employee stock purchase plan shares	75	—
Weighted average shares used in diluted net income (loss) per common share	68,265	62,397

Basic net income (loss) per common share	$0.04	$(0.03)

Diluted net income (loss) per common share	$0.03	$(0.03)

As of March 31, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of diluted net income (loss) per common share in the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of March 31,
	2009	2008

Stock options outstanding	8,132	13,247
Restricted stock units	162	334
Warrants to purchase common stock	—	428
4. Fair Value
The fair value of the Company’s cash equivalents and marketable securities is determined in accordance with SFAS 157, which the Company adopted in 2008. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
U.S. Agency debt securities	$—	$65,449	$—	$65,449
Corporate debt securities	—	53,388	—	53,388
Commercial paper	—	17,513	—	17,513
Municipal debt securities (taxable)	—	1,006	—	1,006

	—	137,356	—	137,356
Cash equivalents:
Money market funds	23,191	—	—	23,191
U.S. Agency debt securities	—	1,000	—	1,000
Commercial paper	—	1,999	—	1,999

	23,191	2,999	—	26,190

Total fair value	$23,191	$140,355	$—	$163,546

Cash balances				3,924

Total cash, cash equivalents and marketable securities				$167,470

The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
U.S. Agency debt securities	$—	$55,296	$—	$55,296
Corporate debt securities	—	44,378	—	44,378
Commercial paper	—	22,986	—	22,986
Municipal debt securities (taxable)	—	994	—	994

	—	123,654	—	123,654
Cash equivalents:
Money market funds	30,092	—	—	30,092
U.S. Agency debt securities	—	4,004	—	4,004
Corporate debt securities	—	999	—	999
Commercial paper	—	9,937	—	9,937

	30,092	14,940	—	45,032

Total fair value	$30,092	$138,594	$—	$168,686

Cash balances				5,949

Total cash, cash equivalents and marketable securities				$174,635

5. Balance Sheet Data
Marketable Securities
Marketable securities included available-for-sale securities as follows (in thousands):

	As of March 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	costs	gains	losses	fair value

U.S. Agency debt securities	$65,225	$243	$(19)	$65,449
Corporate debt securities	53,507	231	(350)	53,388
Commercial paper	17,463	50	—	17,513
Municipal debt securities (taxable)	1,000	6	—	1,006

Total marketable securities	$137,195	$530	$(369)	$137,356

	As of December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	costs	gains	losses	fair value

U.S. Agency debt securities	$54,852	$444	$—	$55,296
Corporate debt securities	44,247	239	(108)	44,378
Commercial paper	22,885	101	—	22,986
Municipal debt securities (taxable)	1,000	—	(6)	994

Total marketable securities	$122,984	$784	$(114)	$123,654

As of March 31, 2009, the Company did not hold any marketable securities with remaining time to maturity of greater than one year and in a consistent loss position for at least nine months. The contractual maturity date of the available-for-sale securities was as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008

Due within one year	$102,095	$88,118
Due within one to two years	35,261	35,536

Total marketable securities	$137,356	$123,654

Inventories, Net
Inventories, net were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008

Finished products	$7,080	$6,085
Work-in-progress	30	—
Raw materials, parts, supplies	3	38

Total inventories, net	$7,113	$6,123

Property and Equipment, Net
Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008

Engineering and other equipment	$28,523	$29,463
Computers, software and related equipment	18,226	18,973
Leasehold improvements	5,702	5,745
Office furniture and fixtures	1,142	1,192

	53,593	55,373
Less: accumulated depreciation	(39,603)	(40,015)

Total property and equipment, net	$13,990	$15,358

Goodwill
Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of March 31, 2009 and December 31, 2008.
Other Non-current Assets
Other non-current assets were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008

Israeli severance pay	$2,483	$2,661
Security deposit	1,914	2,125
Restricted cash	742	745
Deferred tax assets	629	644
Other	98	98

Total other non-current assets	$5,866	$6,273

Deferred Revenues, Net
Deferred revenues, net were as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008

Deferred service revenues, net	$44,818	$39,675
Deferred product revenues, net	10,839	20,887

Total deferred revenues, net	55,657	60,562
Less current portion of deferred revenues, net	(36,080)	(39,433)

Deferred revenues, net, less current portion	$19,577	$21,129

Other Liabilities
Other liabilities were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008

Accrued warranty	$3,275	$3,381
Rent and restructuring liabilities	2,140	1,602
Foreign, franchise, and other income tax liabilities	1,632	2,071
Accrued class action lawsuit charges	1,504	1,504
Sales and use tax payable	1,118	831
Accrued professional fees	793	721
Other	1,437	1,503

Total other liabilities	11,899	11,613
Less current portion of other liabilities	(9,402)	(9,221)

Other liabilities, less current portion	$2,497	$2,392

Accrued Warranty
Activity related to product warranty was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Balance as of beginning of period	$3,381	$4,359
Warranty charged to cost of sales	111	515
Utilization of warranty	(198)	(438)
Other adjustments	(19)	144

Balance as of end of period	3,275	4,580
Less current portion of accrued warranty	(1,765)	(3,756)

Accrued warranty, less current portion	$1,510	$824

6. Restructuring Charges
On February 9, 2009, the Audit Committee of the Board of Directors authorized a restructuring plan in order to respond to market and economic conditions pursuant to which 41 employees were terminated. Approximately $0.7 million in charges were incurred in connection with this restructuring plan for severance and related costs for the three months ended March 31, 2009.
On April 29, 2008, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the redeployment of resources pursuant to which employees were terminated. This resulted in cumulative net charges of approximately $1.4 million from initiation of the plan through March 31, 2009, including charges of $1.1 million for vacated facility charges and $0.3 million for severance costs. No charges were incurred in connection with this April 2008 plan for the three months ended March 31, 2009 and 2008.
On October 29, 2007, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s cable modem termination system platform (CMTS). This resulted in cumulative net charges of approximately $4.4 million from initiation of the plan through March 31, 2009. Severance and related charges of approximately $2.5 million to date consisted primarily of salary and expected payroll taxes and medical benefits. The Company’s plans also involved vacating several leased facilities throughout the world resulting in cumulative vacated facility charges, net of sublease income of approximately $1.8 million to date. For the three months ended March 31, 2008, severance costs incurred in connection with this plan were approximately $0.3 million. For the three months ended March 31, 2009, the Company incurred additional charges of $0.7 million to adjust its restructuring liability for changes in estimated sublease rentals associated with a leased facility that was vacated in 2007 due to an unfavorable leasing environment. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to March 2012.

All of the restructuring plans were essentially complete as of March 31, 2009. Total restructuring activity for the plans discussed above for the three months ended March 31, 2009 was as follows (in thousands):

	Vacated	Severance	Total
	facilities	and related	restructuring
	costs	expenses	liabilities

Balance, December 31, 2008	$696	$—	$696
Charges/adjustments	699	657	1,356
Cash payments	(148)	(610)	(758)

Balance, March 31, 2009	$1,247	$47	$1,294

Less restructuring liability, current portion			(1,101)

Restructuring liability, less current portion			$193

7. Legal Proceedings
In re BigBand Networks, Inc. Securities Litigation, Case No. C 07-5101-SBA
Beginning on October 3, 2007, a series of purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (IPO). In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complaint against the Company, the directors and officers who signed the Company’s IPO registration statement, and the underwriters of the Company’s IPO. The consolidated complaint alleges that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business strategy and prospects, and the prospects of the Company’s CMTS platform products in particular. The lead plaintiff purports to represent anyone who purchased the Company’s common stock in the IPO. The consolidated complaint asserts causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The lawsuit seeks unspecified monetary damages. On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle this action. The agreement provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Exchange Act of 1934. The agreement is conditional on several things, including confirmatory discovery and approval of the Courts of the proposed settlement, and includes contributions by the Company’s insurers. On April 6, 2009, the plaintiff filed a motion seeking preliminary approval of the settlement agreement. A hearing on the preliminary approval motion is scheduled for May 12, 2009. If the Court preliminarily approves the settlement, notice will be issued to the class members and a hearing seeking final approval of the approval of the settlement will be scheduled. In accordance with the provisions of SFAS No. 5, Accounting for Contingencies (SFAS 5), the Company recorded an expense for $1.5 million in its consolidated results of operations for the year ended December 31, 2008, which represented the amount it agreed to pay. As a component of this lawsuit, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.
Wiltjer v. BigBand Networks, Inc., et. Al., Cast No. CGC-07-469661
In December 2007, a similar purported shareholder class action complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 was filed in the Superior Court for the City and County of San Francisco. The complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the Company’s IPO. The complaint alleges that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business prospects, product operability and CMTS platform. The plaintiff purports to represent anyone who purchased the Company’s common stock in the IPO. The complaint seeks unspecified monetary damages. The case was removed to the U.S. District Court, but subsequently returned to the Superior Court for the City and County of San Francisco. On August 11, 2008, the Court stayed the case in deference to the federal class action. Unless the plaintiff elects to pursue his claims individually, all claims asserted in this case will be released pursuant to the federal settlement agreement (discussed above) in the event the federal court grants final approval of the settlement. As a component of this lawsuit, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters. It is not possible for the Company to quantify the extent of potential liabilities related to this lawsuit, if any.
Ifrah v. Bassan-Eskenazi, et. Al., Case No. 468401
In December 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with the Company’s disclosures in connection with the Company’s IPO and thereafter, in particular by allegedly issuing false and misleading statements in the Company’s registration statement and prospectus regarding the Company’s business prospects. The lawsuit seeks unspecified monetary damages and injunctive relief on behalf of the Company, including unspecified corporate governance reforms. To date defendants have not responded to the complaint. At the parties’ request, the Court has stayed all proceedings in the case until March 27, 2009. On March 27, 2009 the parties appeared for a status conference at which the Court lifted the stay in the action. The parties have stipulated to a schedule for the plaintiff to file a first amended complaint and the defendants to demur to the amended complaint. Under the operative schedule, the plaintiff must file his first amended complaint by May 7, 2009 and the defendants have until June 9, 2009 to file their demurrers, if any. The Court has set a hearing on the demurrer(s) for August 3, 2009. The lawsuit is in its earliest stages, and it is not possible for the Company to quantify the extent of potential liabilities, if any.

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
8. Stockholders’ Equity
Common Stock Warrants
As of March 31, 2009, a warrant holder had unexercised warrants outstanding to purchase 267,858 shares of the Company’s common stock for an exercise price of $1.79 per share. These warrants expire on February 20, 2010.
Equity Incentive Plans
On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan), which became effective on March 15, 2007. The Company has options outstanding under its 1999, 2001, and 2003 share option and incentive plans (the Prior Plans), but no longer grants stock options or restricted stock units (RSUs) under any of the Prior Plans. Cancelled or forfeited stock option grants under the Prior Plans will be added to the total amount of shares available for grant under the 2007 Plan. In addition, shares authorized but unissued as of March 15, 2007 under the Prior Plans were added to shares available for grant under the 2007 Plan up to a maximum of 20,005,559 shares. The 2007 Plan contains an “evergreen” provision, pursuant to which the number of shares available for issuance under the 2007 Plan may be increased on the first day of the fiscal year, in an amount equal to the least of (a) 6,000,000 shares, (b) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the Board of Directors.
The 2007 Plan allows the Company to award stock options (incentive and non-qualified), restricted stock, RSUs, and stock appreciation rights to employees, officers, directors and consultants of the Company. The exercise price of incentive stock options granted under the 2007 Plan to participants with less than 10% voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant. Options granted under the 2007 Plan are generally exercisable in installments vesting over a four-year period and have a maximum term of ten years from the date of grant.
Shares reserved for future issuance under the 2007 Plan were as follows (in thousands):

Shares

Reserved, December 31, 2008	7,298
Authorized shares added	3,232
Options and RSU granted	(55)
Options and RSU cancelled	362

Reserved, March 31, 2009	10,837

Data pertaining to stock option activity under the plans was as follows (in thousands, except per share and period data):

		Weighted	Weighed
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value

Outstanding at December 31, 2008	13,030	$4.17	7.58	$22,978
Granted	55	4.89
Exercised	(708)	1.99
Cancelled	(335)	5.53

Outstanding at March 31, 2009	12,042	$4.27	7.42	$31,030

Vested and expected to vest, net of forfeitures	11,681		7.37	$30,493

     The intrinsic value of an option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the period. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the period have an intrinsic value of zero. The aggregate intrinsic values in the preceding table are based on the Company’s closing stock prices per share of $6.55 and $5.52 as of March 31, 2009 and December 31, 2008, respectively.
Restricted Stock Units
The 2007 Plan provides for grants of RSUs that vest between two and four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. The Company’s RSU activity was as follows (in thousands, except per share data):

		Weighted	Weighed
		Average	Average	Aggregate
	Restricted	Grant-Date	Remaining	Intrinsic
	Stock Units	Fair Value	Contractual Life	Value

Outstanding, December 31, 2008	568	$9.38	1.24	$3,138
Exercised	(4)	6.47
Cancelled	(25)	13.64

Outstanding, March 31, 2009	539	$9.20	1.01	$3,527

Vested and expected to vest, net of forfeitures	512		0.98	$3,351

Employee Stock Purchase Plan
On January 31, 2007, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP). Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each offering period, whichever is lower. The ESPP contains an “evergreen” provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. Shares reserved for future issuance under the ESPP were as follows (in thousands):

Shares

Reserved, December 31, 2008	1,662
Authorized shares added	1,293

Reserved, March 31, 2009	2,955

The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. The Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. There were no ESPP shares granted in either the three months ended March 31, 2009 or 2008.

Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under SFAS 123R. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The computation of expected volatility is derived primarily from the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry and to a lesser extent, the Company’s weighted historical volatility following its IPO in March 2007. For the three months ended March 31, 2009 and 2008, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletins 110.
The fair value of stock-based awards was estimated on the date of grant using assumptions as follows:

	Three Months Ended March 31,
	2009	2008
Stock Options
Expected volatility	73%	71%
Expected term	6 years	6 years
Risk-free interest	2.0%	3.0%
Expected dividends	0.0%	0.0%
The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Cost of net revenues	$439	$454
Research and development	1,029	1,258
Sales and marketing	484	720
General and administrative	1,062	794

Total stock-based compensation	$3,014	$3,226

As of March 31, 2009, total unrecognized stock compensation expense adjusted for estimated forfeitures, relating to unvested stock options and RSUs was $26.0 million and $2.6 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.6 years for employee stock options and 1.9 years for RSUs.
9. Segment Reporting
The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues are allocated to the geographical region based on the shipping destination of customer orders. Net revenues by geographical region were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

United States	$36,163	$34,713
Asia (1)	6,242	1,536
Europe	1,090	1,567
Americas excluding United States	393	2,090

Total net revenues	$43,888	$39,906

(1)	Revenues from Asia included $5.5 million and $0.1 million from customers in the Republic of Korea (South Korea) for the three months ended March 31, 2009 and 2008, respectively.

Product net revenues were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Video	$33,324	$30,988
Data	603	975

Total product net revenues	$33,927	$31,963

Service net revenues were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Video	$9,502	$6,545
Data	459	1,398

Total service net revenues	$9,961	$7,943

Long-lived assets, net of depreciation were as follows (in thousands):

	As of March 31,	As of December 31,
	2009	2008

United States	$7,954	$8,859
Israel	5,863	6,305
Other foreign countries	173	194

Total long-lived assets, net	$13,990	$15,358

10. Income Taxes
As part of the process of preparing its unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the unaudited condensed consolidated balance sheets.
Income tax expense was $0.2 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. The effective tax rates for the three months ended March 31, 2009 and 2008 differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various tax jurisdictions, some of which carry adequate loss carryforwards.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                OPERATIONS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” and those included elsewhere in this Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
BigBand develops, markets and sells network-based solutions that enable cable operators and telecommunications companies to offer video services across coaxial, fiber and copper networks. Our customer base includes seven of the ten largest service providers in the U.S. Our revenues from our product applications are influenced by a variety of factors, including the level and timing of capital spending of our customers, and the annual budgetary cycles of, and the timing and amount of orders from, significant customers. The selling prices of our products vary based upon the particular customer implementation, which impacts the relative mix of software, hardware and services associated with the sale.
Our sales cycle typically ranges from six to 12 months, but can be longer, if the sale relates to new product introductions. Our sales cycle process generally involves several stages before we can recognize revenues on the sale of our products. As a provider of advanced technologies, we seek to actively participate with our existing and potential customers in the evaluation of their technology needs and network architectures, including the development of initial designs and prototypes. Following these activities, we typically respond to a service provider’s request for proposal, configure our products to work within our customer’s network architecture, and test our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition generally depends on satisfying the acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Completion of several of these stages is substantially outside of our control, which causes our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a more compressed sales cycle.
Due to the nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. For the three months ended March 31, 2009 and 2008, we derived approximately 83% and 80%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a relatively small number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results.
We sell our products and services to customers in the U.S. and Canada through our direct sales force. We sell to customers internationally through a combination of direct sales and resellers. In conjunction with new product introductions in the near-term, we expect our proportion of international revenues to gradually increase in the future.
Net Revenues. We derive our net revenues principally from sales of, and services for Video solutions, with a diminishing contribution from our Data products, which we retired in October 2007. Our product revenues are comprised of a combination of software licenses and hardware. Our primary Video products include Broadcast Video, TelcoTV and Switched Digital Video.
Our service revenues include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or enhanced level. The majority of our customers have purchased our enhanced level of customer support and maintenance. The accounting for our net revenues is complex and we account for revenues in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2).
Cost of Net Revenues. Our cost of product revenues consists primarily of payments for components and product assembly, costs of product testing, provisions recorded for excess and obsolete inventory, provisions recorded for warranty obligations, manufacturing overhead and allocated facilities and information technology expense. Cost of service revenues is primarily comprised of personnel costs in providing technical support, costs incurred to support deployment and installation within our customers’ networks, training costs and allocated facilities and information technology expense. We decreased headcount in these functions to 86 employees as of March 31, 2009 from 105 employees as of March 31, 2008. We expect services and manufacturing operations headcount to remain relatively flat in the near-term.

Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software and hardware sold, the mix of revenue between our products, the average selling prices of our products, and the mix of revenue between products and services. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we are experiencing significant competitive pricing pressures on our products and we expect the average selling prices of our products to decline over time, but we seek to partially offset the impact to our gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the amount and complexity of design, integration and installation services. We also expect the current economic recession to have a negative impact on our gross margins.
Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative and restructuring charges. Personnel related costs are the most significant component of our total operating expense. On February 9, 2009, the Audit Committee of our Board of Directors authorized a restructuring plan responding to market and economic conditions pursuant to which 41 employees were terminated. As of March 31, 2009 we had 358 employees in the operating expense functions. We intend to re-invest a portion of our realized expense savings to fund new product initiatives in key strategic areas. Accordingly, we expect expenses to increase in the near-term compared to the three months ended March 31, 2009, primarily due to a projected increase in headcount and independent contractors within research and development required to accelerate certain product development efforts.
Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Westborough, Massachusetts; Redwood City, California and Shenzhen, Peoples’ Republic of China. Due to the long term opportunities that we see for our business, we are accelerating certain technology projects. Accordingly, we expect our research and development expense to increase in absolute dollars in the foreseeable future compared to the three months ended March 31, 2009 due to new product initiatives in key strategic areas required to accelerate these product development efforts for both new and existing products.
Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. The three months ended March 31, 2009 had unusually low sales and marketing expenses due to rigorous cost containment efforts that we do not believe will be sustainable over the long-term. Accordingly, we expect sales and marketing expense to grow in absolute dollars in the near-term compared to the three months ended March 31, 2009 due to modest projected growth in headcount as well as incremental marketing programs.
General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional fees, and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect that general and administrative expense will increase in absolute dollars in the near-term compared to the three months ended March 31, 2009 due to a projected increase in our legal fees related to a lawsuit filed by us against Imagine Communications, Inc. alleging patent infringement.
Critical Accounting Policies and Estimates
Our interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.
Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, accounting for the valuation of inventories, accounting for warranty liabilities, accounting for stock-based compensation, accounting for the allowance for doubtful accounts, accounting for the impairment of long-lived assets, and accounting for income taxes, which policies are discussed under the caption “Critical Accounting Policies and Estimates” in our 2008 Form 10-K filed with the SEC on March 10, 2009. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
The percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of total net revenues were as follows:

	Three Months Ended March 31,
	2009	2008

Total net revenues	100.0%	100.0%
Total cost of net revenues	41.5	38.9

Total gross profit	58.5	61.1

Operating expenses:
Research and development	26.2	36.1
Sales and marketing	14.7	19.7
General and administrative	10.3	12.1
Restructuring charges	3.1	0.8
Amortization of intangible assets	—	0.4

Total operating expenses	54.3	69.1

Operating income (loss)	4.2	(8.0)
Interest income	2.1	4.2
Other (expense) income, net	(0.6)	0.2

Income (loss) before provision for income taxes	5.7	(3.6)
Provision for income taxes	0.5	1.2

Net income (loss)	5.2%	(4.8)%

Net Revenues
Total net revenues increased 10.0% to $43.9 million for the three months ended March 31, 2009 from $39.9 million for the three months ended March 31, 2008. The $4.0 million increase was due to a $2.3 million increase in Video product revenues and a $2.0 million increase in service revenues. These increases were partially offset by a $372,000 decrease in Data product revenues due to the decline in revenues from our Data products, which we retired in October 2007.
Revenues from our top five customers comprised approximately 83% and 80% of net revenues for the three months ended March 31, 2009 and 2008, respectively. Brighthouse, Ssangyong Information and Communications Corporation (Ssangyong) and Time Warner Cable each represented 10% or more of our net revenues for the three months ended March 31, 2009. Ssangyong is a reseller and its revenue contribution increased during the three months ended March 31, 2009 as a result of sales to LG Powercom, which would have represented 10% or more of our net revenues had we sold to LG Powercom directly. Cablevision, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended March 31, 2008. For the three months ended March 31, 2009, Time Warner Cable represented approximately 40% of our net revenues compared to slightly more than 20% in the comparable prior period. The increased revenues from Time Warner Cable for the three months ended March 31, 2009 was primarily driven by incremental orders for our Switched Digital Video solutions. Cox Communications represented less than 10% of our net revenues for the three months ended March 31, 2009 compared to greater than 20% of our net revenues in the comparable prior period, which was a result of lower order volume and their deployment schedule.
Net revenues are allocated to the geographical region based on the shipping destination of customer orders. Net revenues by geographical region as a percentage of total net revenues were as follows:

	Three Months Ended March 31,
	2009	2008

United States	82.4%	87.1%
Asia (1)	14.2	3.8
Europe	2.5	3.9
Americas excluding United States	0.9	5.2

Total net revenues	100.0%	100.0%

(1)	Revenues from customers in the Republic of Korea (South Korea) were 12.5% and 0.4% of total net revenues for the three months ended March 31, 2009 and 2008, respectively.

The most significant change in geographical revenue contribution was in Asia, which comprised 14.2% of net revenues for the three months ended March 31, 2009 compared to 3.8% for the three months ended March 31, 2008. The revenue contribution increase in Asia was primarily attributable to the sale of our Switched Digital Video Solution to Ssangyong, which represented greater than 10% of our net revenues for the three months ended March 31, 2009.
Product Revenues. Product revenues increased 6.1% to $33.9 million for the three months ended March 31, 2009 from $32.0 million for the three months ended March 31, 2008. Video product revenues increased $2.3 million primarily due to a $8.9 million increase in Switched Digital Video revenues, partially offset by a $3.8 million decrease in Broadcast Video revenues and a $2.8 million decrease in TelcoTV revenues. Video product revenues vary from quarter to quarter based upon our customers’ individual deployment schedules. Data product revenues declined to $0.6 million for the three months ended March 31, 2009 from $1.0 million for the comparable prior period due to the retirement of our CMTS platform products in October 2007.
Service Revenues. Service revenues increased 25.4% to $10.0 million for the three months ended March 31, 2009 from $7.9 million for the three months ended March 31, 2008. Video service revenues increased $3.0 million, which was comprised of a $1.7 increase in Video customer support and maintenance revenues as well as a $1.3 million increase in Video installation and training revenues. This was partially offset by a $0.9 million decrease in Data service revenues due to the retirement of our CMTS platform products in October 2007.
Gross Profit and Gross Margin
Gross Profit. Gross profit for the three months ended March 31, 2009 was $25.7 million compared to $24.4 million for the three months ended March 31, 2008, an increase of $1.3 million or 5.3%. Gross margin decreased to 58.5% for the three months ended March 31, 2009 compared to 61.1% for the three months ended March 31, 2008 primarily due to lower product gross margin as described below.
Product Gross Margin. Product gross margin for the three months ended March 31, 2009 was 55.6% compared to 61.4% for the three months ended March 31, 2008. Product gross margin decreased primarily due to a higher concentration of revenues being generated from lower margin hardware products, as well as continued downward pricing pressure. The three months ended March 31, 2008 had an unusually high concentration of software revenues, which resulted in higher than usual gross margins, as well as a $0.5 million benefit (representing 1.5% of product net revenues for the three months ended March 31, 2008) due to the sale of previously reserved inventories of our retired CMTS platform products. Manufacturing overhead expenses decreased by $0.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily as a result of our reduction in headcount as well as operational efficiencies gained by centralizing all of our manufacturing operations in Massachusetts, and warranty expense decreased $0.3 million due to our commitment to continuous quality improvement. Product gross margin for the three months ended March 31, 2009 and 2008 included stock-based compensation expense of $0.2 million and $0.3 million, respectively.
Services Gross Margin. Services gross margin for the three months ended March 31, 2009 was 68.2% compared to 59.5% for the three months ended March 31, 2008. The increase was primarily related to a $2.0 million increase in service revenues and flat cost of services of $3.2 million for both the three months ended March 31, 2009 and 2008. Following a reduction in headcount, we reduced both our compensation expense and travel for the three months ended March 31, 2009 from the comparable prior period. Services gross margin for both the three months ended March 31, 2009 and 2008 included stock-based compensation of $0.2 million.
Operating Expenses
Research and Development. Research and development expense was $11.5 million for the three months ended March 31, 2009, or 26.2% of net revenues, compared to $14.4 million for the three months ended March 31, 2008, or 36.1% of net revenues. The decrease of $2.9 million was primarily due to a $1.4 million decrease in compensation expense related to the reduction in headcount and a $0.4 million reduction in independent contractor costs. In addition, travel, facility costs and other overhead expenses decreased $0.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to additional cost containment and deferral efforts. Stock-based compensation decreased by $0.3 million to $1.0 million for the three months ended March 31, 2009 compared to $1.3 million for the three months ended March 31, 2008, primarily due to a decrease in headcount.
Sales and Marketing. Sales and marketing expense was $6.4 million for the three months ended March 31, 2009, or 14.7% of net revenues, compared to $7.9 million for the three months ended March 31, 2008, or 19.7% of net revenues. The decrease of $1.4 million was primarily due to a $0.9 million decrease in compensation expense and a $0.3 million decrease in travel related to the reduction in headcount. Stock-based compensation expense also decreased by $0.2 million to $0.5 million for the three months ended March 31, 2009 compared to $0.7 million for the three months ended March 31, 2008.
General and Administrative. General and administrative expense was $4.5 million for the three months ended March 31, 2009, or 10.3% of net revenues, compared to $4.8 million for the three months ended March 31, 2008, or 12.1% of net revenues. The decrease of $0.3 million was due to a decrease in legal fees attributable to litigation-related activities. Stock-based compensation expense decreased by $0.3 million to $1.1 million for the three months ended March 31, 2009 compared to $0.8 million for the three months ended March 31, 2009.

Restructuring Expenses. Restructuring expenses were $1.4 million for the three months ended March 31, 2009, or 3.1% of net revenues. In February 2009, we reduced our expenses in many areas of our business. The restructuring plan was authorized by the Audit Committee of our Board of Directors, pursuant to which 41 employees were terminated. Approximately $0.7 million charges were incurred in connection with this restructuring plan for severance and related costs. Also, we recorded a $0.7 million charge related to the increased time and cost required to sublease our vacated facility as a result of an unfavorable leasing environment. The facility was originally closed as part of the restructuring plan authorized by the Audit Committee of the Board of Directors on October 29, 2007 in connection with the retirement of our CMTS platform. The costs associated with facility lease obligations are expected to be paid over the remaining term, which extend to March 2012.
Restructuring expenses were $0.3 million for the three months ended March 31, 2008, or 0.8% of net revenues. These charges consisted primarily of severance payments to terminated employees.
Amortization of intangible assets. In October 2008, we sold the rights to our FastFlow provisioning software technology that had related intangible assets. Accordingly amortization of intangible assets was zero for the three months ended March 31, 2009, compared to $0.1 million for the three months ended March 31, 2008.
Interest Income
While cash, cash equivalents and marketable securities increased by $17.5 million to $167.5 million as of March 31, 2009 from $150.0 million as of March 31, 2008, primarily as a result of cash generated from operations, interest income decreased by $0.8 million to $0.9 million for the three months ended March 31, 2009 from $1.7 million for the three months ended March 31, 2008, due to lower interest rates.
Other (expense) income, net
Other (expense) income, net, which consists primarily of foreign exchange gains (losses), was an expense of $0.2 million for the three months ended March 31, 2009 compared to income of $0.1 million for the three months ended March 31, 2008. The expense was due to unfavorable foreign exchange losses primarily generated from our hedging program for the Israeli New Shekel.
Provision for income taxes
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
We recorded a valuation allowance as of March 31, 2009 against certain deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain these valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
Income tax expense for the three months ended March 31, 2009 was $0.2 million on pre-tax income of $2.5 million, compared to $0.5 million of tax expense on pre-tax loss of $1.5 million for the three months ended March 31, 2008. Our effective tax rate differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various tax jurisdictions, some of which carry loss carryforwards.
Liquidity and Capital Resources
Overview
Since inception, we have financed our operations primarily through private and public sales of equity securities and more recently from cash provided by operations. We had approximately $167.5 million of cash, cash equivalents, and marketable securities as of March 31, 2009.

Cash Flow
Operating activities
The key line items affecting cash from operating activities were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net income (loss)	$2,282	$(1,920)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	5,250	6,054

Net income including adjustments	7,532	4,134
(Increase) decrease in trade receivables	(2,043)	2,671
Increase in inventories, net	(990)	(183)
Decrease in deferred revenues	(4,905)	(3,623)
Decrease in accounts payable and accrued and other liabilities	(7,332)	(3,504)
Other, net	563	(94)

Net cash used in operating activities	$(7,175)	$(599)

Adjustments to reconcile net income (loss) to net cash used in operating activities of $5.2 million and $6.1 million for the three months ended March 31, 2009 and 2008, respectively, primarily included stock-based compensation and depreciation of property and equipment. Net cash used in operating activities increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to decreases in accounts payable and other liabilities primarily related to payment of incentive compensation benefits and severance benefits for terminated employees. The cash used in operating activities was also impacted by the decrease in deferred revenues resulting from the timing of customers’ orders and shipments and net income for the three months ended March 31, 2009, compared to a net loss for the three months ended March 31, 2008. We expect that cash from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management and the timing and amount of taxes and other payments.
Investing Activities
Our investing activities used cash of $15.1 million for the three months ended March 31, 2009, primarily from net purchases of marketable securities of $14.2 million and the purchase of property and equipment of $0.9 million to support our business, which consisted primarily of computer and engineering equipment purchases.
Financing Activities
Our financing activities provided cash of $1.4 million for the three months ended March 31, 2009, compared to $1.5 million for the three months ended March 31, 2008. The cash provided resulted from the issuance of common stock upon the exercise of stock options.
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
Contractual Obligations and Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to our contractual obligations during the three months ended March 31, 2009.
Off-Balance Sheet Arrangements
As of March 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Effects of Inflation
Our monetary assets, consisting primarily of cash, marketable securities and receivables, are not affected by inflation because they are short-term in duration and, in the case of cash, are immaterial. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and operating expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products and services offered by us.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. To control this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of March 31, 2009, our investments were in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended March 31, 2009, our interest income would have decreased by approximately $0.1 million, assuming consistent investment levels.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars and therefore the majority of our net revenues are not subject to foreign currency risk. However, if we extend credit to international customers and the dollar appreciates against our customers’ local currency there is an increased collection risk as it will require more local currency to settle our U.S. dollar invoice.
Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses denominated in Israeli New Shekels. The U.S. dollar increased in value against the Israeli New Shekel for the three months ended March 31, 2009. If we had not hedged this increase would have led to a $0.5 million decrease in our operating expenses compared to what they would have been if there was no exchange rate change. However as a result of our hedges, for the three months ended March 31, 2009 we experienced a $0.2 million increase in operating expenses as a result of movements between the Israeli New Shekel and the U.S. dollar.
An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging, would have resulted in a decline of income before taxes of approximately $0.8 million for the three months ended March 31, 2009.
We continue to hedge our projected exposure of exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel, and accordingly we do not anticipate that fluctuations will have a material impact on our financial results for the three months ending June 30, 2009. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not entirely eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short term in nature, a long term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
A discussion of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Legal Proceedings” in Part I, Item 1 of this quarterly report on Form 10-Q.
Item 1A. RISK FACTORS
An investment in our equity securities involves significant risks. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.
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
In the three months ended March 31, 2009 we saw a slowdown in our customers’ capital spending. Any continued slowdown or delay in the capital spending by service providers as a result of any of the above factors would likely have a significant impact on our quarterly revenue and profitability levels.

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
Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These factors include:
•	the level and timing of capital spending of our customers, both in the U.S. and in international markets;

•	the timing, mix and amount of orders, especially from significant customers;

•	changes in market demand for our products;

•	our ability to secure significant orders from telecommunications companies;

•	our mix of products sold;

•	the mix of software and hardware products sold;

•	our unpredictable and lengthy sales cycles, which typically range from six to twelve months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	our ability to design, install and receive customer acceptance of our products;

•
materially different acceptance criteria in master purchase agreements with key customers, which can result in large amounts of revenue being recognized, or deferred, as the different acceptance criteria are applied to large orders;

•	new product introductions by our competitors;

•	market acceptance of new or existing products offered by us or our customers;

•	competitive market conditions, including pricing actions by our competitors;

•	our ability to complete complex development of our software and hardware on a timely basis;

•	unexpected changes in our operating expenses;

•	exposure to fluctuations in currency exchange rates, primarily the Israeli New Shekel;

•	changes in general economic conditions due to recent fluctuations in the equity and credit markets;

•	the cost and availability of components used in our products;

•	the potential loss of key manufacturer and supplier relationships;

•	changes in domestic and international regulatory environments; and

•	the impact of new accounting rules.
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
Historically, a large portion of our sales have been to a limited number of customers. Our five largest customers accounted for approximately 83% of our net revenues for the three months ended March 31, 2009, and approximately 80% of our net revenues for the three months ended March 31, 2008. Brighthouse, Ssangyong Information and Communications Corporation (Ssangyong) and Time Warner Cable each represented 10% or more of our net revenues for the three months ended March 31, 2009. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions or more cautious spending patterns due to a general economic slowdown) is likely to have a material negative impact on our operating results. In addition, as the consolidation of ownership of cable operators and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation due to the significant capital costs of constructing video, voice and data networks and for other reasons. Further business combinations may occur in our customer base, which will likely result in increased purchasing leverage by customers over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.
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
More generally, we are unable to predict how deep the current economic recession will be or how long it will last. There can be no assurances that government responses to the recession will restore confidence in the U.S. and global economies. We expect our business to be adversely impacted by any significant or prolonged recession in the U.S. or global economies as our customers’ capital spending is expected to be reduced during such an economic downturn. For example, one of our customers filed for bankruptcy on March 27, 2009 to implement a restructuring aimed at improving their capital structure. The uncertainty regarding the U.S. and global economies also has made it more difficult for us to forecast and manage our business.
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
In recent periods we have reported relatively high gross margins. However, we may not be able to maintain these levels in future periods. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to the decrease of our average selling prices. For example, our master agreement with Verizon provides for contractually-negotiated annual price reductions. Additionally, our failure to develop and introduce new products on a timely basis would likely contribute to a decline in gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.
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
For these and other reasons, our sales cycles generally have been between six and twelve months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders.
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
Accurately forecasting and meeting our customers’ requirements is critical to the success of our business. Forecasting to meet customers’ needs is particularly difficult in connection with newer products and products under development. Our ability to meet customer demand depends on our ability to configure our solutions to the complex architectures that our customers have developed, the availability of components and other materials and the ability of our contract manufacturers to scale their production of our products. Our ability to meet customer requirements depends on our ability to obtain sufficient volumes of these components and materials in a timely fashion. If we fail to meet customers’ supply expectations, our net revenues will be adversely affected, and we will likely lose business. In addition, our priorities for future product development are based on our expectations of how the market for video services will continue to develop in the U.S. and in international markets.
In addition, future demand for our products will depend significantly on the growing market acceptance of several emerging video services including HDTV, addressable advertising and video delivered over telecommunications company networks. The effective delivery of these services will depend on service providers developing and building new network architectures to deliver them. If the introduction or adoption of these services or the deployment of these networks is not as widespread or as rapid as we or our customers expect, our revenue opportunities will be limited.

Our product development efforts require substantial research and development expense, as we develop new technology, including the recently launched BigBand MSP2000 and technology primarily related to the delivery of video over IP networks. Even though our research and development expense decreased to $11.5 million for the three months ended March 31, 2009 from $14.4 million for the three months ended March 31, 2008, and we expect that expense to increase in the three months ending June 30, 2009, there can be no assurance that we will achieve an acceptable return on our research and development efforts.
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
Prior to 2006, our sales were primarily to cable operators. Since 2006, we have generated significant revenues from telecommunications companies, though our revenues from these customers declined for the three months ended March 31, 2009 on a sequential basis. While our revenues from telecommunications providers reduced substantially in the three months ended March 31, 2009, our future growth, if any, is dependent on our ability to sell Video products to telecommunications companies that are increasingly reliant on the delivery of video services to their customers. Although a number of our existing products are being deployed in these networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecommunications company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telecommunications companies to provide video services without upgrading their current system infrastructure or provide them a more cost-effective method of delivering video services than our products, projected sales of our Video products will suffer. Even if these providers choose our Video solutions, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.
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
International sales represented $7.7 million of our net revenues for the three months ended March 31, 2009, and $5.2 million of our net revenues for the three months ended March 31, 2008. Our international sales will depend upon developing indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

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
Our international operations, the international operations of our contract manufacturers and our outsourced development contractors, and our efforts to increase sales in international markets, are subject to a number of risks, including:
•	continued adverse conditions in the global economy;

•	recent devaluations of local currencies in the markets we are attempting to penetrate may adversely affect the price competitiveness of our products;

•	fluctuations in currency exchange rates, primarily fluctuations in the Israeli New Shekel, may have an adverse effect on our operating costs;

•	political and economic instability;

•	unpredictable changes in foreign government regulations and telecommunications standards;

•	legal and cultural differences in the conduct of business;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	difficulty in collecting accounts receivable;

•	potentially adverse tax consequences;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	difficulty in protecting our intellectual property;

•	acts of war or terrorism and insurrections;

•	difficulty in staffing and managing foreign operations; and

•	changes in economic policies by foreign governments.
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
A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of March 31, 2009, we had 163 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006 and in Gaza in 2008, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the history of terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.
In addition, most of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces and several were called for active military duty in connection with the hostilities in Lebanon in mid-2006 and in Gaza in 2008. Should hostilities in the region escalate again, some of our employees would likely be called to active military duty, possibly resulting in interruptions in our sales and development efforts and other impacts on our business and operations, which we cannot currently assess.
We have been unable to achieve sustained profitability, which could adversely affect the price of our stock.
Historically, we have experienced significant operating losses. For example, we were not profitable for the three months ended March 31, 2008. If we fail to achieve sustained profitability in the future, it would adversely impact our long-term business and we may not meet the expectations of the investment community in the future, which could have a material adverse impact on our stock price.
We must manage any growth in our business effectively even if our infrastructure, management and resources might be strained.
Historically, we have experienced periods of rapid growth in our business. However, in 2007, we experienced a significant revenue decline in the latter half of the year. Our revenues increased 10.0% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and a sustained return to growth will likely place a strain on our resources. For example, we may need to hire additional development and customer support personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future, such growth will result in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

Negative conditions in the global credit markets may impair the value or reduce the liquidity of a portion of our investment portfolio.
As of March 31, 2009, we had $30.1 million in cash and cash equivalents and $137.4 million in investments in marketable debt securities. Historically, we have invested these amounts in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the recent turmoil in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm our results of operations, liquidity and financial condition.
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
We and our contract manufacturers obtain many components necessary for the manufacture or integration of our products from a sole supplier or a limited group of suppliers. We or our contract manufacturers do not always have long-term agreements in place with such suppliers. As an example, we do not have a long-term purchase agreement in place with PowerOne, the sole supplier of power supplies for our products. Our direct and indirect reliance on sole or limited suppliers involves several risks, including the inability to obtain an adequate supply of required components, and reduced control over pricing, quality and timely delivery of components. Our ability to deliver our products on a timely basis to our customers would be materially adversely impacted if we or our contract manufacturers needed to find alternative replacements for (as examples) the chassis, chipsets, central processing units or power supplies that we use in our products. Significant time and effort would be required to locate new vendors for these alternative components, if alternatives are even available. Moreover, the lead times required by the suppliers of certain of these components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. In addition, increased demand by third parties for the components we use in our products (for example, Field Programmable Gate Arrays or other semiconductor technology) may lead to decreased availability and higher prices for those components from our suppliers, since we carry little inventory of our products and product components. As a result, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

With respect to manufacturing and assembly, we currently rely exclusively on a number of suppliers including Flextronics or Benchmark, depending on the product, to assemble our products, manage our supply chain and negotiate component costs for our Video solutions. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays (including delays in their ability to purchase components, as noted above), disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If these contract manufacturers are unable to negotiate with their suppliers for reduced component costs, our operating results would be harmed. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. If we are required to change contract manufacturers, we may lose net revenues, incur increased costs and damage our customer relationships.
We are subject to securities class action lawsuits.
Beginning on October 3, 2007, a series of purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California against us, certain of our officers and directors, and the underwriters of our initial public offering, or IPO. In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complain against us, the directors and officers who signed the IPO prospectus, and the underwriters of our IPO. The consolidated complaint alleges that our IPO prospectus contained false and misleading statements regarding our business strategy and prospects, and the prospects of our CMTS platform products in particular. The lead plaintiff purports to represent anyone who purchased our common stock in the IPO. The consolidated complaint asserts causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle this action. The agreement provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Exchange Act of 1934. The agreement is conditional on several things, including confirmatory discovery and approval of the Court, and includes contributions by our insurers. On April 6, 2009, the plaintiff filed a motion seeking preliminary approval of the settlement agreement. A hearing on the preliminary approval motion is scheduled for May 12, 2009. If the Court preliminarily approves the settlement, notice will be issued to the class members and a hearing seeking final approval of the approval of the settlement will be scheduled. In accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we recorded an expense of $1.5 million in our consolidated results of operations for the year ended December 31, 2008. As a component of this lawsuit, we have the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.
In December 2007, a similar purported shareholder class action complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 was filed in the Superior Court for the City and County of San Francisco. The complaint names as defendants the Company, certain of our officers and directors, and the underwriters of our IPO. The complaint alleges that our IPO prospectus contained false and misleading statements regarding our business prospects, product operability and CMTS platform. The plaintiff purports to represent anyone who purchased our common stock in the IPO. The complaint seeks unspecified monetary damages. The case was removed to the U.S. District Court, but subsequently returned to the Superior Court for the City and County of San Francisco. On August 11, 2008, the Court stayed the case in deference to the federal class action. Unless the plaintiff elects to pursue his claims individually, all claims asserted in this case will be released pursuant to the federal settlement agreement (discussed above) in the event the federal court grants final approval of the settlement. As a component of this lawsuit, we have the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.
On December 11, 2007, a shareholder derivative lawsuit was filed against certain of our officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with our disclosures in connection with our IPO and thereafter, in particular by allegedly issuing false and misleading statements in our registration statement and prospectus regarding our business prospects. The lawsuit is in its earliest stages, and to date defendants have not responded to the complaint. At the parties’ request, the Court stayed all proceedings in the case until March 27, 2009. On March 27, 2009 the parties appeared for a status conference at which the Court lifted the stay in the action. The parties have stipulated to a schedule for the plaintiff to file a first amended complaint and the defendants to demur to the amended complaint. Under the operative schedule, the plaintiff must file his first amended complaint by May 7, 2009 and the defendants have until June 9, 2009 to file their demurrers, if any. The Court has set a hearing on the demurrer(s) for August 3, 2009.

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
As part of our business strategy, from time to time, we review potential acquisitions of other businesses, and we may acquire businesses, products, or technologies in the future. In the event of any future acquisitions, we could:
•	issue equity securities which would dilute our current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We have incurred increased costs and demands upon management as a result of complying with these laws and regulations affecting us as a public company, which costs negatively impact our operating results. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.
Accounting regulations related to equity compensation have adversely affected our earnings and could adversely affect our ability to attract and retain key personnel.
Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of our stockholders and employees and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. Since January 1, 2006, we have been required to record a charge to earnings for employee stock option grants and for our employee stock purchase plan. In addition, NASDAQ Global Market regulations requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.
Our corporate headquarters is located in the San Francisco Bay area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our computer servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war or public health outbreaks could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Item 6. EXHIBITS

3.1	B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	B	Form of Amended and Restated Bylaws of the Registrant(1)

10.26		Letter Agreement — Harald Braun

10.27		Letter Agreement — Michael J. Pohl

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	+	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

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
Date: May 7, 2009

BigBand Networks, Inc.
By:	/s/ Maurice L. Castonguay
Maurice L. Castonguay, Chief Financial Officer
(Principal Financial and Accounting Officer)
EXHIBIT INDEX

3.1	B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	B	Form of Amended and Restated Bylaws of the Registrant(1)

10.26		Letter Agreement — Harald Braun

10.27		Letter Agreement — Michael J. Pohl

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	+	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

+
This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.