Form 10-Q
period 2009-06-30
BigBand Networks, Inc.
filed 2009-08-10
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33355

BigBand Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3444278 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
          As of August 1, 2009, 66,321,799 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Bigband Networks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2009
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$36,328	$50,981
Marketable securities	137,012	123,654
Trade receivables, net of allowance for doubtful accounts of $39 as of June 30, 2009 and December 31, 2008	13,147	26,361
Inventories, net	5,645	6,123
Prepaid expenses and other current assets	4,399	3,716

Total current assets	196,531	210,835
Property and equipment, net	13,037	15,358
Goodwill	1,656	1,656
Other non-current assets	8,729	6,273

Total assets	$219,953	$234,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,419	$8,350
Accrued compensation and related benefits	7,061	11,433
Current portion of deferred revenues, net	24,523	39,433
Current portion of other liabilities	6,841	9,221

Total current liabilities	44,844	68,437
Deferred revenues, net, less current portion	15,299	21,129
Other liabilities, less current portion	2,121	2,392
Accrued long-term Israeli severance pay	3,768	3,745
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of June 30, 2009 and December 31, 2008; 66,315 and 64,639 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	66	65
Additional paid-in capital	274,853	265,176
Accumulated other comprehensive income	525	58
Accumulated deficit	(121,523)	(126,880)

Total stockholders’ equity	153,921	138,419

Total liabilities and stockholders’ equity	$219,953	$234,122

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues:
Products	$22,221	$33,888	$56,148	$65,851
Services	16,805	9,123	26,766	17,066

Total net revenues	39,026	43,011	82,914	82,917

Cost of net revenues:
Products	10,918	14,353	25,982	26,678
Services	3,113	3,285	6,284	6,499

Total cost of net revenues	14,031	17,638	32,266	33,177

Gross profit	24,995	25,373	50,648	49,740

Operating expenses:
Research and development	11,127	12,809	22,610	27,212
Sales and marketing	5,855	7,002	12,304	14,866
General and administrative	4,962	5,360	9,497	10,188
Restructuring charges	—	1,158	1,356	1,493
Amortization of intangible assets	—	143	—	286
Class action litigation charges	477	—	477	—

Total operating expenses	22,421	26,472	46,244	54,045

Operating income (loss)	2,574	(1,099)	4,404	(4,305)
Interest income	690	1,202	1,593	2,871
Other income (expense), net	130	1,365	(93)	1,447

Income before provision for income taxes	3,394	1,468	5,904	13
Provision for income taxes	319	221	547	686

Net income (loss)	$3,075	$1,247	$5,357	$(673)

Basic net income (loss) per common share	$0.05	$0.02	$0.08	$(0.01)

Diluted net income (loss) per common share	$0.04	$0.02	$0.08	$(0.01)

Shares used in basic net income (loss) per common share	65,753	63,400	65,309	62,898

Shares used in diluted net income (loss) per common share	68,771	67,548	68,519	62,898

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating activities
Net income (loss)	$5,357	$(673)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	4,299	4,947
Amortization of intangible assets	—	286
Loss on disposal of property and equipment	103	244
Stock-based compensation	6,493	5,663
Net settled unrealized gains (losses) on cash flow hedges	223	(76)
Changes in operating assets and liabilities:
Decrease in trade receivables	13,214	2,660
Decrease (increase) in inventories, net	478	(1,410)
Increase in prepaid expenses and other current assets	(634)	(1,992)
Increase in other non-current assets	(1,336)	(350)
Decrease in accounts payable	(1,931)	(1,978)
Increase in long-term Israeli severance pay	23	817
Decrease in accrued and other liabilities	(6,721)	(2,167)
(Decrease) increase in deferred revenues	(20,740)	1,911

Net cash (used in) provided by operating activities	(1,172)	7,882

Cash Flows from Investing activities
Purchases of marketable securities	(87,026)	(106,804)
Proceeds from maturities of marketable securities	70,061	77,211
Proceeds from sale of marketable securities	3,500	20,804
Purchase of property and equipment, net	(2,081)	(7,252)
Decrease (increase) in restricted cash	130	(3)
Purchase of software license	(1,250)	—

Net cash used in investing activities	(16,666)	(16,044)

Cash Flows from Financing activities
Proceeds from issuance of common stock	3,185	3,854

Net cash provided by financing activities	3,185	3,854

Net decrease in cash and cash equivalents	(14,653)	(4,308)
Cash and cash equivalents as of beginning of period	50,981	55,162

Cash and cash equivalents as of end of period	$36,328	$50,854

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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2009, and the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 10, 2009 (Form 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Form 10-K.
     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) as permitted by such rules. Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008. In preparing these condensed consolidated financial statements, the Company has evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165), through August 7, 2009, which is the date that the financial statements were issued.
     There have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2009 compared to the significant accounting policies described in the Company’s Form 10-K.
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
     Revenue Recognition
     The Company’s software and hardware product applications are sold as solutions and its software is a significant component of these solutions. The Company provides unspecified software updates and enhancements related to products through support contracts. As a result, the Company accounts for revenues in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. With respect to certain transactions and for all transactions involving the sale of products with a significant software component, revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.
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

     Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and customer support. The Company’s customer service agreements allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but can extend to five years for the Company’s telecommunications customers. Revenues from other services, such as installation, program management and training, are recognized when the services are performed.
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
     Cash, Cash Equivalents and Marketable Securities
     The Company holds its cash and cash equivalents in checking, money market, and investment accounts with high credit quality financial institutions. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
     Marketable securities consist principally of corporate debt securities, commercial paper and securities of U.S. agencies with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. As of June 30, 2009, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified on the consolidated balance sheets as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses, reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.
     The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the Financial Accounting Standards Board (FASB) in order to determine the classification of the impairment as temporary or other-than-temporary. The process to determine whether an impairment is temporary or other-than-temporary involves considerable judgment considering such factors as the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets, the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2/124-2). FSP 115-2/124-2 established a new method of recognizing and reporting other-than-temporary impairments of debt securities. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company considers it more likely than not that it will sell the security before it will recover its amortized cost basis, an other-than-temporary impairment will be considered to have occurred. If the Company does not expect to recover the entire amortized cost basis of the security, it would not be able to assert that it will recover its amortized cost basis even if it does not intend to sell the security. Therefore, in those situations, an other-than temporary impairment will be considered to have occurred. The Company has recognized no other-than-temporary impairments for marketable securities.

     Fair Value of Financial Instruments
     The carrying values of cash and cash equivalents, restricted cash, trade receivables, marketable securities, derivatives used in the Company’s hedging program, accounts payable, and other accrued liabilities approximate their fair value. The carrying values of the Company’s other long-term liabilities approximate their fair value.
     Concentration of Credit Risk and Significant Customers
     Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well-established companies including customers outside of the U.S. The Company closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk. When deemed uncollectible, accounts receivable balances are written off against the allowance for doubtful accounts.
     The Company’s customers are impacted by several factors, including an industry downturn and tightening of access to capital. The market that the Company serves is characterized by a small number of large customers creating a concentration of risk. To-date, the Company has not incurred any significant charges related to uncollectible accounts related to large customers. The Company had four and two customers which individually had a trade receivable balance of greater than 10% of the Company’s total trade receivables balance as of June 30, 2009 and December 31, 2008, respectively.
     The Company recognized net revenues from three customers that were 10% or greater of the Company’s total net revenues for each of the three and six months ended June 30, 2009 and 2008.
     Inventories, Net
     Inventories, net consist primarily of finished goods and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods.
     Impairment of Long-Lived Assets
     The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. Through June 30, 2009, no impairment losses have been recognized.
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
     Income Taxes
     Income taxes are calculated under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.
     Foreign Currency Derivatives
     The Company has revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar that are subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. The foreign currency risk management program was established to help protect against the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
     The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the dollar strengthens significantly against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified primarily to research and development expenses in the consolidated statement of operations. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net. These derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of June 30, 2009 will have settled as of December 31, 2009.
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
     All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of June 30,		As of December 31,
	2009		2008

Derivatives designated as hedging instruments under SFAS 133:
Notional amount of currency option contracts: Israeli New Shekels	ILS	32,000	ILS	42,000

Notional amount of currency option contracts: U.S dollars		$8,257		$11,926

Unrealized (losses) gains included in other comprehensive income on condensed consolidated balance sheets:
Settled -underlying derivative was settled but forecasted transaction has not occurred		$(61)		$(285)
Unsettled -primarily included as other current assets (liabilities)		14		(336)

Total unrealized losses included in other comprehensive income		$(47)		$(621)

Derivatives not designated as hedging instruments under SFAS 133:

Notional amount of foreign currency forward contracts		$1,252		$1,923

Fair value included in other current assets on condensed consolidated balance sheets		$19		$55

     The change in accumulated other comprehensive income from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Six Months Ended June 30,
	2009	2008

Accumulated other comprehensive (loss) income related to cash flow hedges as of beginning of period	$(621)	$45
Changes in settled and unsettled portion of cash flow hedges	(464)	504

	(1,085)	549

Less:
Changes in cash flow hedges — (loss) income reflected in condensed consolidated statement of operations	(1,038)	779

Accumulated other comprehensive loss related to cash flow hedges as of end of period	$(47)	$(230)

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
     Recently Adopted Accounting Standards
     In May 2009, the FASB issued SFAS 165 which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 effective June 30, 2009, and as SFAS 165 did not result in significant subsequent event disclosures or the accounting thereof, this adoption did not have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company adopted FSP 157-4 effective April 1, 2009, and this adoption did not have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.
     In April 2009, the FASB issued FSP 115-2/124-2. FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 became effective for the three months ended June 30, 2009. The Company adopted FSP 115-2/124-2 effective April 1, 2009, and this adoption did not have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.
     Recently Issued Accounting Standards
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, non- governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15,

2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP effective July 1, 2009. As the Codification was not intended to change or alter existing GAAP, the Company expects that its adoption will not have any impact on the Company’s consolidated financial condition, results of operations and cash flows.
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
3. Basic and Diluted Net (Loss) Income per Common Share
     The computation of basic and diluted net income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$3,075	$1,247	$5,357	$(673)

Denominator:
Weighted average shares used in basic net income (loss) per common share	65,753	63,400	65,309	62,898
Stock options	2,637	3,875	2,837	—
Warrants	182	208	182	—
Restricted stock units	199	26	153	—
Employee stock purchase plan shares	—	39	38	—

Weighted average shares used in diluted net income (loss) per common share	68,771	67,548	68,519	62,898

Basic net income (loss) per common share	$0.05	$0.02	$0.08	$(0.01)

Diluted net income (loss) per common share	$0.04	$0.02	$0.08	$(0.01)

     As of June 30, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of diluted net income (loss) per common share in the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of June 30,
	2009	2008

Stock options outstanding	7,820	6,934
Employee stock purchase plan shares	211	—
Restricted stock units	13	189
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

     The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) as of June 30, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
U.S. Agency debt securities	$—	$70,703	$—	$70,703
Corporate debt securities	—	52,263	—	52,263
Commercial paper	—	8,496	—	8,496
Certificates of deposit	4,545	—	—	4,545
Municipal debt securities (taxable)	—	1,005	—	1,005

	4,545	132,467	—	137,012

Cash equivalents:
Money market funds	30,230	—	—	30,230
U.S. Agency debt securities	—	1,501	—	1,501
Corporate debt securities	—	1,005	—	1,005

	30,230	2,506	—	32,736

Total fair value	$34,775	$134,973	$—	$169,748

Cash balances				3,592

Total cash, cash equivalents and marketable securities				$173,340

     The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) as of December 31, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
U.S. Agency debt securities	$—	$55,296	$—	$55,296
Corporate debt securities	—	44,378	—	44,378
Commercial paper	—	22,986	—	22,986
Municipal debt securities (taxable)	—	994	—	994

	—	123,654	—	123,654

Cash equivalents:
Money market funds	30,092	—	—	30,092
U.S. Agency debt securities	—	4,004	—	4,004
Corporate debt securities	—	999	—	999
Commercial paper	—	9,937	—	9,937

	30,092	14,940	—	45,032

Total fair value	$30,092	$138,594	$—	$168,686

Cash balances				5,949

Total cash, cash equivalents and marketable securities				$174,635

5. Balance Sheet Data
     Marketable Securities
     Marketable securities included available-for-sale securities as of June 30, 2009 as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	costs	gains	losses	fair value

U.S. Agency debt securities	$70,445	$258	$—	$70,703
Corporate debt securities	51,955	324	(16)	52,263
Commercial paper	8,480	16	—	8,496
Certificates of deposit	4,560	—	(15)	4,545
Municipal debt securities (taxable)	1,000	5	—	1,005

Total marketable securities	$136,440	$603	$(31)	$137,012

     Marketable securities included available-for-sale securities as of December 31, 2008 as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	costs	gains	losses	fair value

U.S. Agency debt securities	$54,852	$444	$—	$55,296
Corporate debt securities	44,247	239	(108)	44,378
Commercial paper	22,885	101	—	22,986
Municipal debt securities (taxable)	1,000	—	(6)	994

Total marketable securities	$122,984	$784	$(114)	$123,654

     The Company has recognized no other-than-temporary impairments for marketable securities through June 30, 2009. The Company recognizes other-than-temporary impairments for available-for-sale debt instruments in accordance with FSP 115-2/124-2. Following the guidance requirements, the Company assesses whether it intends to sell or it is more likely than not that it will be required to sell an available-for-sale debt instrument before recovery of its amortized cost basis. If this assessment identifies available-for-sale debt instruments that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company would separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component would be recognized in earnings and would be the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows due to factors that are not credit related would be recognized in other comprehensive income (loss). As of June 30, 2009, the Company did not hold any marketable securities with remaining time to maturity of greater than one year and in a consistent loss position for at least nine months.
     The contractual maturity date of the marketable securities was as follows (in thousands):

	As of June 30,	As of December 31,
	2009	2008

Due within one year	$108,502	$88,118
Due within greater than one to two years	28,510	35,536

Total marketable securities	$137,012	$123,654

     Inventories, Net
     Inventories, net were comprised as follows (in thousands):

	As of June 30,	As of December 31,
	2009	2008

Finished products	$5,623	$6,085
Work-in-progress	21	—
Raw materials, parts and supplies	1	38

Total inventories, net	$5,645	$6,123

     Property and Equipment, Net
     Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of June 30,	As of December 31,
	2009	2008

Engineering and other equipment	$28,881	$29,463
Computers, software and related equipment	18,933	18,973
Leasehold improvements	5,720	5,745
Office furniture and fixtures	1,057	1,192

	54,591	55,373
Less: accumulated depreciation	(41,554)	(40,015)

Total property and equipment, net	$13,037	$15,358

     Goodwill
     Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of June 30, 2009 and December 31, 2008.
     Other Non-current Assets
     Other non-current assets were comprised as follows (in thousands):

	As of June 30,	As of December 31,
	2009	2008

Israeli severance pay	$2,870	$2,661
Security deposit	2,031	2,125
Software license	2,500	—
Foreign deferred tax assets	600	644
Restricted cash	615	745
Other	113	98

Total other non-current assets	$8,729	$6,273

     Software license in the above table represents the Company’s purchase on June 30, 2009 of a quadrature amplitude modulation (QAM) edge resource management technology license for $2.5 million. The Company expects to amortize the amounts paid for the license fee on a straight line basis over the estimated useful life of three years.
     Deferred Revenues, Net
     Deferred revenues, net were as follows (in thousands):

	As of June 30,	As of December 31,
	2009	2008

Deferred service revenues, net	$34,821	$39,675
Deferred product revenues, net	5,001	20,887

Total deferred revenues, net	39,822	60,562
Less current portion of deferred revenues, net	(24,523)	(39,433)

Deferred revenues, net, less current portion	$15,299	$21,129

     In an effort to switch to all-digital broadcasting, the U.S. federal government set June 12, 2009 as the final date for full power television stations that currently broadcast in analog to convert to digital only. Previously, the Company sold analog products to a large telecommunication customer that allowed analog transmission of video over fiber-optic lines. As part of those sales transactions the Company also provided extended support services. The Company accounted for the related revenues in accordance with the provisions of SOP 97-2. As part of its compliance with the move to all-digital, this customer has completed the decommissioning of the analog technology products from its network and migrated to an all-digital format. Given the regulatory changes affecting analog technology products, the Company does not have any remaining obligation related to support services for those previously sold analog products to this customer. Accordingly, the remaining portion of deferred service revenues relating to these analog technology products of $5.6 million was recognized as service revenues in the three months ended June 30, 2009. The $5.6 million of service revenues had no cost of service revenues. The Company also recorded a $0.5 million benefit from the reversal of warranty reserves related to these decommissioned analog products in the same period, which was recorded as a reduction of the Company’s cost of net product revenues. These two items resulted in $6.1 million of operating income for the three and six months ended June 30, 2009.
     Other Liabilities
     Other liabilities were comprised as follows (in thousands):

	As of June 30,	As of December 31,
	2009	2008

Accrued warranty	$2,297	$3,381
Rent and restructuring liabilities	1,928	1,602
Foreign, franchise, and other income tax liabilities	1,810	2,071
Accrued professional fees	1,082	721
Sales and use tax payable	811	831
Accrued class action litigation charges	31	1,504
Other	1,003	1,503

Total other liabilities	8,962	11,613
Less current portion of other liabilities	(6,841)	(9,221)

Other liabilities, less current portion	$2,121	$2,392

     Accrued Warranty
     Activity related to product warranty was as follows (in thousands):

	Six Months Ended June 30,
	2009	2008

Balance as of beginning of period	$3,381	$4,359
Warranty charged to cost of net revenues	176	1,072
Utilization of warranty	(691)	(893)
Other adjustments	(569)	(509)

Balance as of end of period	2,297	4,029
Less current portion of accrued warranty	(1,060)	(2,944)

Accrued warranty, less current portion	$1,237	$1,085

     For the three months ended June 30, 2009, the Company recorded a $0.5 million benefit from the reversal of warranty reserves, as further described above under deferred revenues, net.
6. Restructuring Charges
     On February 9, 2009, the Audit Committee of the Board of Directors authorized a restructuring plan in order to respond to market and economic conditions pursuant to which employees were terminated. This resulted in cumulative severance costs of approximately $0.7 million from initiation of the plan through June 30, 2009, all of which was recorded in the three months ended March 31, 2009.
     On April 29, 2008, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the redeployment of resources pursuant to which employees were terminated. This resulted in cumulative net charges of approximately $1.4 million from initiation of the plan through June 30, 2009, including charges of $1.1 million for vacated facility charges and $0.3 million for severance costs. Charges incurred in connection with this April 2008 plan for the six months ended June 30, 2009 and 2008 were zero and $1.2 million, respectively.
     On October 29, 2007, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s cable modem termination system platform (CMTS). This resulted in cumulative net charges of approximately $4.4 million from initiation of the plan through June 30, 2009. Severance and related charges of approximately $2.5 million to date consisted primarily of salary and expected payroll taxes and medical benefits. The Company’s plans also involved vacating several leased facilities throughout the world resulting in cumulative vacated facility charges, net of sublease income of approximately $1.8 million to date. For the three and six months ended June 30, 2009, the Company incurred charges of zero and $0.7 million, respectively, to adjust its restructuring liability for changes in estimated sublease rentals associated with a leased facility that was vacated in 2007 due to an unfavorable leasing environment. Charges incurred in connection with this October 2007 plan for the three and six months ended June 30, 2008 were zero and $0.3 million, respectively. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to March 2012.
     All of the restructuring plans discussed above were essentially complete as of June 30, 2009, including one previously exited facility approved under the October 2007 restructuring plan which is expected to be subleased by March 31, 2010. Total restructuring activity for the six months ended June 30, 2009 was as follows (in thousands):

	Vacated	Severance	Total
	facilities	and related	restructuring
	costs	expenses	liabilities

Balance as of December 31, 2008	$696	$—	$696
Charges/adjustments	699	657	1,356
Cash payments	(265)	(657)	(922)

Balance as of June 30, 2009	$1,130	$—	$1,130

Less restructuring liability, current portion			(923)

Restructuring liability, less current portion			$207

     7. Legal Proceedings
     In re BigBand Networks, Inc. Securities Litigation, Case No. C 07-5101-SBA
     Beginning on October 3, 2007, a series of purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (IPO). In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complaint against the Company, the directors and officers who signed the Company’s IPO registration statement, and the underwriters of the Company’s IPO. The consolidated complaint alleged that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business strategy and prospects, and the prospects of the Company’s CMTS platform products in particular. The lead plaintiff purported to represent anyone who purchased the Company’s common stock in the IPO. The consolidated complaint asserted causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The lawsuit sought unspecified monetary damages. On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle this action. The agreement provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Exchange Act of 1934. On June 1, 2009, the Court granted preliminary approval of the settlement agreement and scheduled a final approval hearing for September 15, 2009. Pursuant to the Court’s preliminary approval order, notice was issued to the class members in June 2009. The agreement, which includes contributions by the Company’s insurers, remains conditional on final approval of the proposed settlement by the Court. In accordance with the provisions of SFAS No. 5, Accounting for Contingencies (SFAS 5), the Company recorded an expense for $1.5 million in its consolidated results of operations for the year ended December 31, 2008, and a further expense of $0.4 million for the three months ended June 30, 2009. As a component of this lawsuit, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.
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

     Ifrah v. Bassan-Eskenazi, et. Al., Case No. 468401
     In December 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with the Company’s disclosures in connection with the Company’s IPO and thereafter, in particular by allegedly issuing false and misleading statements in the Company’s registration statement and prospectus regarding the Company’s business prospects. The lawsuit seeks unspecified monetary damages and injunctive relief on behalf of the Company, including unspecified corporate governance reforms. On March 27, 2009, the parties appeared for a status conference at which the Court lifted the stay in the action. The parties have stipulated to a schedule for the plaintiff to file a first amended complaint and the defendants to demur to (move to dismiss) the amended complaint. The plaintiff filed his first amended complaint on May 7, 2009. The Company filed its demurrer to the first amended complaint on June 9, 2009. The Court held a hearing on the demurrer on August 3, 2009 and sustained the Company’s demurrer to the complaint and each of its nine separate causes of action. The Court granted the plaintiff 20 days to amend his complaint. In accordance with the provisions of SFAS 5, the Company recorded an expense for $0.1 million in its consolidated results of operations for the three months ended June 30, 2009 for the cost of legal counsel associated with this lawsuit. The lawsuit is in its earliest stages, and it is not possible for the Company to quantify the extent of potential liabilities, if any.
     BigBand Networks, Inc. v. Imagine Communications, Inc., Case No. 07-351
     On June 5, 2007, the Company filed suit against Imagine Communications, Inc. in the U.S. District Court, District of Delaware, alleging infringement of certain U.S. Patents covering advanced video processing and bandwidth management techniques. The lawsuit seeks injunctive relief, along with monetary damages for willful infringement. The Company is subject to certain counterclaims by which Imagine Communications, Inc. has challenged the validity and enforceability of the Company’s asserted patents. The Company intends to defend itself vigorously against such counterclaims. No trial date has been set. At this stage of the proceeding, it is not possible for the Company to quantify the extent of potential liabilities, if any, resulting from the alleged counterclaims.
8. Stockholders’ Equity
     Common Stock Warrants
     As of June 30, 2009, a warrant holder had unexercised warrants outstanding to purchase 267,858 shares of the Company’s common stock for an exercise price of $1.79 per share. These warrants expire on February 20, 2010.
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

     Shares available for future issuance under the 2007 Plan were as follows (in thousands):

Shares

Available as of December 31, 2008	7,298
Authorized shares added	3,232
Options and RSU granted	(2,733)
Options and RSU cancelled	583

Available as of June 30, 2009	8,380

     Data pertaining to stock option activity under the plans was as follows (in thousands, except per share and period data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Outstanding as of December 31, 2008	13,030	$4.17	7.58	$22,978
Granted	176	5.29
Exercised	(1,258)	1.93		$4,492
Cancelled	(522)	5.80

Outstanding as of June 30, 2009	11,426	$4.36	7.23	$15,586

Vested and expected to vest, net of forfeitures	11,111		7.19	$15,470

     The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the period, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the period have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $5.17 and $5.52 per share as of June 30, 2009 and December 31, 2008, respectively.
     Restricted Stock Units
     RSU grants under the 2007 Plan generally vest in increments over two to four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. The Company’s RSU activity was as follows (in thousands, except per share data):

		Weighted
		Average	Weighted
		Grant-	Average
	Restricted	Date	Remaining	Aggregate
	Stock	Fair	Contractual	Intrinsic
	Units	Value	Life (years)	Value

Outstanding as of December 31, 2008	568	$9.38	1.24	$3,138
Granted	2,557	5.29
Exercised	(196)	10.66		$1,047
Cancelled	(59)	12.98

Outstanding as of June 30, 2009	2,870	$5.57	2.03	$14,835

Vested and expected to vest, net of forfeitures	2,573		1.95	$13,303

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
     Shares available for future issuance under the ESPP were as follows (in thousands):

Shares

Available as of December 31, 2008	1,662
Authorized shares added	1,293
Common shares issued	(223)

Available as of June 30, 2009	2,732

     The ESPP is compensatory and results in compensation expense accounted for under SFAS 123R. The Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively. The Company recorded stock-based compensation expense associated with its ESPP of $0.3 million and $0.5 million for the three and six months ended June 30, 2008, respectively.
     Stock-Based Compensation
     The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under SFAS 123R. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The computation of expected volatility is derived primarily from the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry and to a lesser extent, the Company’s weighted historical volatility following its IPO in March 2007. For the three and six months ended June 30, 2009 and 2008, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 110.
     The fair value of stock-based awards was estimated on the date of grant using assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Options
Expected volatility	75%	66%	73-75%	66-71%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest rate	2.57%	3.31%	2.00-2.57%	2.95-3.31%
Expected dividends	0.0%	0.0%	0.0%	0.0%

ESPP
Expected volatility	104%	59%	102-104%	59-91%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.32%	1.87%	0.32-0.74%	1.87-3.71%
Expected dividends	0.0%	0.0%	0.0%	0.0%

     The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of net revenues	$520	$435	$959	$889
Research and development	1,191	636	2,220	1,894
Sales and marketing	580	529	1,064	1,249
General and administrative	1,188	837	2,250	1,631

Total stock-based compensation	$3,479	$2,437	$6,493	$5,663

     As of June 30, 2009, total unrecognized stock compensation expense adjusted for estimated forfeitures, relating to unvested stock options and RSUs was $22.9 million and $13.6 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.5 years for employee stock options and 3.5 years for RSUs.
9. Segment Reporting
     The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues are allocated to the geographical region based on the shipping destination of customer orders. Net revenues by geographical region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

United States	$34,505	$38,547	$70,668	$73,260
Asia	1,396	2,102	7,638	3,638
Europe	2,163	1,405	3,253	2,972
Americas excluding United States	962	957	1,355	3,047

Total net revenues	$39,026	$43,011	$82,914	$82,917

     Product revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Video	$21,251	$33,339	$54,575	$64,327
Data	970	549	1,573	1,524

Total product revenues	$22,221	$33,888	$56,148	$65,851

     Service revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Video	$16,371	$6,992	$25,873	$13,537
Data	434	2,131	893	3,529

Total service revenues	$16,805	$9,123	$26,766	$17,066

     Long-lived assets, net of depreciation were as follows (in thousands):

	As of June 30,	As of December 31,
	2009	2008

United States	$7,374	$8,859
Israel	5,543	6,305
Rest of world	120	194

Total long-lived assets, net	$13,037	$15,358

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
     Income tax expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively. Income tax expense was $0.2 million and $0.7 million for the three and six months ended June 30, 2008, respectively. The effective tax rates for these periods differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various tax jurisdictions, some of which allow loss carryforwards.
11. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$3,075	$1,247	$5,357	$(673)
Change in cash flow hedges	695	(641)	574	(275)
Change in unrealized gains (losses) on marketable securities	411	(461)	(107)	(231)

Comprehensive income (loss)	$4,181	$145	$5,824	$(1,179)

     Accumulated other comprehensive income includes unrealized gains (losses) on cash flow hedges and marketable securities, net of taxes. Accumulated other comprehensive income as of June 30, 2009 and December 31, 2008 was as follows (in thousands):

	As of June 30,	As of December 31,
	2009	2008

Net unrealized losses on cash flow hedges	$(47)	$(621)
Net unrealized gains on marketable securities	572	679

Total accumulated other comprehensive income	$525	$58

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project”, “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from the future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” and those included elsewhere in this Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     BigBand Networks develops, markets and sells network-based solutions that enable cable operators and telecommunications companies to offer video services across coaxial, fiber and copper networks. Our customer base includes seven of the ten largest service providers in the U.S. Our revenues from our product applications are influenced by a variety of factors, including the level and timing of capital spending by our customers and the annual budgetary cycles of, and the timing and amount of orders from, significant customers. The selling prices of our products vary based upon the particular customer implementation, which impacts the relative mix of software, hardware and services associated with the sale.
     Our sales cycle typically ranges from six to 18 months, but can be longer if the sale relates to new product introductions. Our sales process generally involves several stages before we can recognize revenues on the sale of our products. As a provider of advanced technologies, we seek to actively participate with our existing and potential customers in the evaluation of their technology needs and network architectures, including the development of initial designs and prototypes. Following these activities, we typically respond to a service provider’s request for proposal, configure our products to work within our customer’s network architecture, and test our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition generally depends on satisfying the acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Completion of several of these stages is substantially outside of our control, which causes our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a more compressed sales cycle.
     Due to the nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. For the three months ended June 30, 2009 and 2008, we derived 78% and 82%, respectively, of our net revenues from our top five customers. For the six months ended June 30, 2009 and 2008, we derived 78% and 81%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a relatively small number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results.
     We sell our products and services to customers in the U.S. and Canada through our direct sales force. We sell to customers internationally through a combination of direct sales and resellers. In conjunction with recently-introduced products, we expect our proportion of international revenues to gradually increase in 2010.
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
     Our order visibility is improving but remains limited, and we expect a decrease in net revenues for the three months ending September 30, 2009 compared to the three months ended June 30, 2009 as customers continue to deal with the challenging macro-economic environment. Additionally, we expect lengthened sales cycles in the evaluation and the deployment of our products as well as reduced order sizes. We also expect that some orders received and shipped in the three months ending September 30, 2009 will not be recognized until future periods, and accordingly will be included in deferred revenues as of September 30, 2009.
     Cost of Net Revenues. Our cost of product revenues consists primarily of payments for components and product assembly, costs of product testing, provisions recorded for excess and obsolete inventory, provisions recorded for warranty obligations, manufacturing overhead and allocated facilities and information technology expense. Cost of service revenues is primarily comprised of personnel costs in providing technical support, costs incurred to support deployment and installation within our customers’ networks, training costs and allocated facilities and information technology expense. We decreased headcount in these functions to 88 employees as of June 30, 2009 from 104 employees as of June 30, 2008. We expect services and manufacturing operations headcount to remain relatively flat in the near term.
     Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software and hardware sold, the mix of revenue between our products, the average selling prices of our products, and the mix of revenue between products and services. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we are experiencing significant competitive pricing pressures on our products and we expect the average selling prices of our products to decline for the three months ending September 30, 2009 compared to the three months ended June 30, 2009. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the amount and complexity of design, integration and installation services. We also expect the current economic recession to have a negative impact on our gross margins. We expect lower margins for the three months ending September 30, 2009 compared to the three months ended June 30, 2009, due to lower utilization of resources supporting lower revenues.
     Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring charges, and class action litigation charges. Personnel related costs are the most significant component of our total operating expenses. On February 9, 2009, the Audit Committee of our Board of Directors authorized a restructuring plan responding to market and economic conditions pursuant to which employees were terminated. We decreased headcount in the operating functions to 358 employees as of June 30, 2009 from 377 employees as of June 30, 2008. We intend to re-invest a significant portion of our realized expense savings to fund new product initiatives in key strategic areas. Accordingly, we expect expenses to increase in the near term compared to the three months ended June 30, 2009, primarily due to a projected increase in headcount and independent contractors within research and development required to accelerate certain product development efforts.
     Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Westborough, Massachusetts; Redwood City, California and Shenzhen, Peoples’ Republic of China. Due to the long-term opportunities that we see for our business, we are accelerating certain technology projects. Accordingly, we expect our research and development expense to increase in absolute dollars for the three months ending September 30, 2009 compared to the three months ended June 30, 2009, due to new product initiatives in key strategic areas for both new and existing products.
     Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. The three months ended June 30, 2009 had a decrease in sales and marketing expenses compared to the three months ended June 30, 2008 due to cost containment efforts that we do not believe will be sustainable over the long term. Accordingly, we expect sales and marketing expense to grow in absolute dollars for the three months ending September 30, 2009 compared to the three months ended June 30, 2009, due to incremental marketing programs and modest projected growth in headcount.
     General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional fees, and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect that general and administrative expense will increase modestly in absolute dollars for the three months ending September 30, 2009 compared to the three months ended June 30, 2009, due primarily to modest projected increases in our legal fees related to a lawsuit filed by us against Imagine Communications, Inc. alleging patent infringement and other overhead expenses.
     Class action litigation charges are settlement fees and expenses, including the cost of one counsel for the underwriters, related to a series of purported shareholder class action lawsuits against officers, directors and underwriters of the Company’s initial public offering. On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle this action and accordingly we do not expect material charges going forward related to this matter.
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and pursuant to the rules and regulations of the SEC. The preparation of our condensed consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.
     Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, the valuation of inventories, warranty liabilities, stock-based compensation, the allowance for doubtful accounts, the impairment of long-lived assets, and income taxes, which policies are discussed under the caption “Critical Accounting Policies and Estimates” in our 2008 Form 10-K filed with the SEC on March 10, 2009. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
Results of Operations
     The percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Total net revenues	100.0%	100.0%	100.0%	100.0%
Total cost of net revenues	36.0	41.0	38.9	40.0

Total gross profit	64.0	59.0	61.1	60.0

Operating expenses:
Research and development	28.5	29.8	27.3	32.8
Sales and marketing	15.0	16.3	14.8	17.9
General and administrative	12.8	12.4	12.1	12.4
Restructuring charges	—	2.7	1.6	1.8
Amortization of intangible assets	—	0.3	—	0.3
Class action litigation charges	1.2	—	—	—

Total operating expenses	57.5	61.5	55.8	65.2

Operating income (loss)	6.5	(2.5)	5.3	(5.2)
Interest income	1.8	2.8	1.9	3.5
Other income (expense), net	0.4	3.1	(0.1)	1.7

Income (loss) before provision for income taxes	8.7	3.4	7.1	—
Provision for income taxes	0.8	0.5	0.7	0.8

Net income (loss)	7.9%	2.9%	6.4%	(0.8)%

Net Revenues
     Total net revenues decreased 9.3% to $39.0 million for the three months ended June 30, 2009 from $43.0 million for the three months ended June 30, 2008. The $4.0 million decrease was primarily due to a $12.1 million decrease in Video product revenues, partially offset by a $7.7 million increase in service revenues and a $0.4 million increase in Data product revenues
     Total net revenues remained flat at $82.9 million for the six months ended June 30, 2009 and 2008. Video product revenues decreased $9.8 million, which was partially offset by a $9.7 million increase in service revenues.
     Revenues from our top five customers comprised approximately 78% and 82% of net revenues for the three months ended June 30, 2009 and 2008, respectively. Revenues from our top five customers comprised approximately 78% and 81% of net revenues for the six months ended June 30, 2009 and 2008, respectively. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for both the three and six months ended June 30, 2009. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for both the three and six months ended June 30, 2008.
     Cox Communications represented less than 10% of our net revenues for the three and six months ended June 30, 2009 compared to less than 30% for the three and six months ended June 30, 2008. For both the three months ended June 30, 2009 and 2008, Time Warner Cable represented less than 20% of our net revenues. For the six months ended June 30, 2009, Time Warner Cable represented slightly less than 30% of our net revenues compared to slightly less than 20% for the six months ended June 30, 2008. Revenues from both Cox Communications and Time Warner Cable vary from period to period based upon their respective deployment schedule of large projects.

     For the three months ended June 30, 2009, Verizon represented more than 30% of our net revenues compared to slightly less than 40% for the three months ended June 30, 2008. For the six months ended June 30, 2009, Verizon represented slightly more than 20% of our net revenues compared to slightly less than 30% for the six months ended June 30, 2008. The decrease was due to a decline in order volume. While we expect Verizon to represent more than 10% of our net revenues for the year ending December 31, 2009, we expect their order rates for the second half of 2009 to be lower than the second half of 2008 as we believe they are focused on deeper FiOS penetration in existing markets where our equipment is already deployed.
     Net revenues are allocated to the geographical region based on the shipping destination of customer orders. Net revenues by geographical region as a percentage of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

United States	88.4%	89.6%	85.3%	88.3%
Asia	3.6	4.9	9.2	4.4
Europe	5.5	3.3	3.9	3.6
Americas excluding United States	2.5	2.2	1.6	3.7

Total net revenues	100.0%	100.0%	100.0%	100.0%

     Product Revenues. Product revenues decreased 34.4% to $22.2 million for the three months ended June 30, 2009 from $33.9 million for the three months ended June 30, 2008. Video product revenues decreased $12.1 million for the three months ended June 30, 2009 from the comparable prior period, due to a $9.1 million decrease in TelcoTV revenues and a $3.6 million decrease in Broadcast Video revenues, which was partially offset by a $0.6 million increase in Switched Digital Video revenues. Data revenues increased $0.4 million related to our CMTS platform products, due to the acceptance of CMTS equipment delivered in 2008.
     Product revenues decreased 14.7% to $56.1 million for the six months ended June 30, 2009 from $65.9 million for the six months ended June 30, 2008. Video product revenues decreased $9.8 million for the six months ended June 30, 2009 from the comparable prior period, due to an $11.9 million decrease in TelcoTV revenues and a $7.4 million decrease in Broadcast Video revenues, which was partially offset by a $9.5 million increase in Switched Digital Video revenues. Data revenues increased $0.1 million related to our CMTS platform products, due to the acceptance of CMTS equipment delivered in 2008.
     Service Revenues. Service revenues for the three months ended June 30, 2009 were $16.8 million compared to $9.1 million for the three months ended June 30, 2008, an increase of $7.7 million or 84.2%. The increase was primarily due to $5.6 million recognition of service revenues from decommissioned analog technology as described below, a $2.9 million increase in Video customer support and maintenance revenues from our new and installed base of customers and a $0.9 million increase in video installation and training revenues. These increases were partially offset by a $1.7 million decrease in customer support and maintenance revenues from our CMTS platform products.
     In an effort to switch to all-digital broadcasting, the U.S. federal government set June 12, 2009 as the final date for full power television stations that currently broadcast in analog to convert to digital only. Previously, we sold analog products to a large telecommunication customer that allowed analog transmission of video over fiber-optic lines. As part of those sales transactions we also provided extended customer support. We accounted for the related revenues in accordance with the provisions of SOP 97-2. As part of its compliance with the move to all-digital, this customer has completed the decommissioning of the analog technology products from its network and migrated to an all-digital format. Given the regulatory changes affecting the analog technology products, we do not have any remaining obligation related to these extended support services for those previously sold analog products to this customer. Accordingly, the remaining portion of deferred service revenues relating to these analog technology products of $5.6 million were recognized as service revenues for the three months ended June 30, 2009. The $5.6 million of service revenues had no cost of service revenues. We also recorded a $0.5 million benefit from the reversal of warranty reserves related to these decommissioned analog products in the same period, which was recorded as a reduction of our cost of net product revenues. These two items resulted in $6.1 million of operating income for the three and six months ended June 30, 2009.
     Service revenues for the six months ended June 30, 2009 were $26.8 million compared to $17.1 million for the six months ended June 30, 2008, an increase of $9.7 million or 56.8%. The increase was primarily due to the previously described $5.6 million recognition of service revenues from decommissioned analog technology, a $4.5 million increase in Video customer support and maintenance revenues from our new and installed base of customers and a $2.2 million increase in video installation and training revenues. These increases were partially offset by a $2.6 million decrease in customer support and maintenance revenues from our CMTS platform products.

Gross Profit and Gross Margin
     Gross profit for the three months ended June 30, 2009 was $25.0 million compared to $25.4 million for the three months ended June 30, 2008, a decrease of $0.4 million or 1.5%. Gross margin increased to 64.0% for the three months ended June 30, 2009 compared to 59.0% for the three months ended June 30, 2008.
     Gross profit for the six months ended June 30, 2009 was $50.6 million compared to $49.7 million for the six months ended June 30, 2008, an increase of $0.9 million or 1.8%. Gross margin increased to 61.1% for the six months ended June 30, 2009 compared to 60.0% for the six months ended June 30, 2008.
     Product Gross Margin. Product gross margin for the three months ended June 30, 2009 was 50.9% compared to 57.6% for the three months ended June 30, 2008. Product gross margin decreased primarily due to a higher concentration of revenues being generated from lower margin hardware products, continued downward pricing pressure and a $0.2 million decrease in benefit related to the sale of previously reserved inventories from our retired CMTS platform products. These factors were partially offset by a $0.7 million decrease in manufacturing overhead expenses due to our reduction in headcount as well as operational efficiencies gained by centralizing our manufacturing operations in Massachusetts. Warranty expense decreased $0.3 million, primarily related to a $0.5 million benefit from the reversal of warranty reserves related to decommissioned analog products. Product gross margin for both the three months ended June 30, 2009 and 2008 included stock-based compensation expense of $0.3 million.
     Product gross margin for the six months ended June 30, 2009 was 53.7% compared to 59.5% for the six months ended June 30, 2008. Product gross margin decreased due to an unusually high concentration of higher margin software revenues in the first quarter of 2008, a higher concentration of revenues being generated from lower margin hardware products, continued downward pricing pressure and a $0.7 million decrease in benefit related to the sale of previously reserved inventories from our retired CMTS platform products. These factors were partially offset by a $1.4 million decrease in manufacturing overhead expenses due to our reduction in headcount as well as operational efficiencies gained by centralizing our manufacturing operations in Massachusetts. Warranty expense decreased $0.6 million, primarily related to a $0.5 million benefit from the reversal of warranty reserves related to analog products during the three months ended June 30, 2009. Product gross margin for the both the six months ended June 30, 2009 and 2008 included stock-based compensation expense of $0.6 million.
     Services Gross Margin. Services gross margin for the three months ended June 30, 2009 was 81.5% compared to 64.0% for the three months ended June 30, 2008. The increase was due to a $7.7 million increase in service revenues, primarily attributable to a $5.6 million recognition of deferred service revenues from decommissioned analog products with no related cost of service, and a $0.2 million decrease in cost of services from lower compensation expense and travel due to a reduction in headcount. Services gross margin for both the three months ended June 30, 2009 and 2008 included stock-based compensation of $0.2 million.
     Services gross margin for the six months ended June 30, 2009 was 76.5% compared to 61.9% for the six months ended June 30, 2008. The increase was primarily related to a $9.7 million increase in service revenues, primarily attributable to a $5.6 million recognition of deferred service revenues from decommissioned analog products with no related cost of service. Additionally, cost of services decreased $0.2 million primarily from lower compensation expense and travel due to a reduction in headcount. Services gross margin for the six months ended June 30, 2009 and 2008 included stock-based compensation of $0.4 million and $0.3 million, respectively.
Operating Expenses
     Research and Development. Research and development expense was $11.1 million for the three months ended June 30, 2009, or 28.5% of net revenues, compared to $12.8 million for the three months ended June 30, 2008, or 29.8% of net revenues. The decrease of $1.7 million was due to a $1.7 million decrease in compensation expense related to the reduction in headcount and a $0.5 million reduction in independent contractor costs. These factors were partially offset by a $0.6 million increase in stock-based compensation, which was $1.2 million for the three months ended June 30, 2009 compared to $0.6 million for the three months ended June 30, 2008.
     Research and development expense was $22.6 million for the six months ended June 30, 2009, or 27.3% of net revenues, compared to $27.2 million for the six months ended June 30, 2008, or 32.8% of net revenues. The decrease of $4.6 million was primarily due to a $3.3 million decrease in compensation expense related to the reduction in headcount and a $0.9 million reduction in independent contractor costs. In addition, travel, facility costs and other overhead expenses decreased $0.7 million due to cost containment efforts. Stock-based compensation increased by $0.3 million to $2.2 million for the six months ended June 30, 2009 compared to $1.9 million for the six months ended June 30, 2008.
     Sales and Marketing. Sales and marketing expense was $5.9 million for the three months ended June 30, 2009, or 15.0% of net revenues, compared to $7.0 million for the three months ended June 30, 2008, or 16.3% of net revenues. The decrease of $1.1 million was primarily due to a $0.9 million decrease in compensation expense related to a reduction in headcount. In addition, travel, overhead expenses and independent contractor costs decreased $0.3 million due to cost containment efforts. This was partially offset by a $0.1 million increase in stock-based compensation, which was $0.6 million for the three months ended June 30, 2009 compared to $0.5 million for the three months ended June 30, 2008.

     Sales and marketing expense was $12.3 million for the six months ended June 30, 2009, or 14.8% of net revenues, compared to $14.9 million for the six months ended June 30, 2008, or 17.9% of net revenues. The decrease of $2.6 million was primarily due to a $1.8 million decrease in compensation expense and a $0.3 million decrease in travel expenses, both related to a reduction in headcount. Additionally, overhead expenses and independent contractor costs decreased by $0.3 million due to cost containment efforts. Stock-based compensation expense was $1.1 million for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008.
     General and Administrative. General and administrative expense was $5.0 million for the three months ended June 30, 2009, or 12.8% of net revenues, compared to $5.4 million for the three months ended June 30, 2008, or 12.4% of net revenues. The decrease of $0.4 million was due primarily to a $0.4 million decrease in litigation-related activities and Sarbanes-Oxley Section 404 compliance work. Additionally, compensation expense and overhead expenses decreased $0.4 million as a result of a reduction in headcount. These factors were partially offset by a $0.4 million increase in stock-based compensation, which was $1.2 million for the three months ended June 30, 2009 compared to $0.8 million for the three months ended June 30, 2008.
     General and administrative expense was $9.5 million for the six months ended June 30, 2009, or 12.1% of net revenues, compared to $10.2 million for the six months ended June 30, 2008, or 12.4% of net revenues. The decrease of $0.7 million was due to a $0.8 million decrease in litigation-related activities and Sarbanes-Oxley 404 compliance work and lower overhead expenses of $0.5 million due to cost containment efforts. These factors were partially offset by a $0.6 million increase in stock-based compensation, which was $2.3 million for the six months ended June 30, 2009 compared to $1.6 million for the six months ended June 30, 2008.
     Restructuring Charges. Restructuring charges were zero for the three months ended June 30, 2009 compared to $1.2 million for the three months ended June 30, 2008, or 2.7% of net revenues. Restructuring charges were $1.4 million for the six months ended June 30, 2009, or 1.6% of net revenues, compared to $1.5 million for the six months ended June 30, 2008, or 1.8% of net revenues. Restructuring charges of $1.4 million for the six months ended June 30, 2009 included $0.7 million for severance and related costs pursuant to which employees were terminated, and a $0.7 million charge related to the expected increased time and cost required to sublease our vacated facility as a result of an unfavorable leasing environment. The facility was originally closed as part of the restructuring plan authorized by the Audit Committee of the Board of Directors on October 29, 2007 in connection with the retirement of our CMTS platform. The costs associated with facility lease obligations are expected to be paid over the remaining term, which extends to March 2012. Restructuring charges of $1.5 million for the six months ended June 30, 2008 related to lease termination charges of $0.9 million and severance and related expenses of $0.6 million due to a reduction in headcount.
     Class action litigation charges. The Company is a defendant in various class action litigations, and incurred charges for both the three and six months ended June 30, 2009 as follows (in millions):

Amount
In re BigBand Networks, Inc. Securities Litigation, Case No. C 07-5101-SBA	$0.4
Ifrah v. Bassan-Eskenazi, et. Al., Case No. 468401	0.1

$0.5

Interest income
     Interest income was $0.7 million for the three months ended June 30, 2009 compared to $1.2 million for the three months ended June 30, 2008, and was $1.6 million for the six months ended June 30, 2009 compared to $2.9 million for the six months ended June 30, 2008. While cash, cash equivalents and marketable securities increased by $14.6 million to $173.3 million as of June 30, 2009 from $158.8 million as of June 30, 2008, primarily as a result of cash generated from operations and proceeds from sales of our common stock (through the exercise of stock options and sale of stock under our employee stock purchase plan), interest income decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008, due to lower interest rates.
Other income (expense), net
     Other income (expense), net, which consists primarily of foreign exchange gains (losses), was income of $0.1 million for the three months ended June 30, 2009 compared to income of $1.4 million for the three months ended June 30, 2008. Other income (expense), net, was an expense of $0.1 million for the six months ended June 30, 2009 compared to income of $1.4 million for the six months ended June 30, 2008. During the three months ended June 30, 2008, we reduced our forecasted cash flows in Israeli New Shekels and reduced the notional value of our outstanding derivatives with maturity dates of June through December 2008. As a result, our derivative instruments were no longer deemed effective from an accounting perspective, resulting in a $1.0 million gain for the three and six months ended June 30, 2008, which was not recognized in the comparable periods in 2009. Foreign exchange gains were $0.1 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively. Foreign exchange losses were $0.1 million for the six months ended June 30, 2009 compared to foreign exchange gains of $0.4 million for the six months ended June 30, 2008.

Provision for income taxes
     We estimate current tax exposure and temporary differences resulting from differing treatment of particular items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included on our condensed consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
     We recorded a valuation allowance as of June 30, 2009 against certain deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain these valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
     Income tax expense for the three months ended June 30, 2009 was $0.3 million on pre-tax income of $3.4 million, compared to $0.2 million of tax expense on pre-tax income of $1.5 million for the three months ended June 30, 2008. Income tax expense for the six months ended June 30, 2009 was $0.5 million on pre-tax income of $5.9 million, compared to $0.7 million of tax expense on pre-tax income of $13,000 for the six months ended June 30, 2008. Our effective tax rate differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various tax jurisdictions, some of which allow loss carryforwards.
Liquidity and Capital Resources
Overview
     Since inception, we have financed our operations primarily through private and public sales of equity securities and more recently from cash provided by operations. We expect our cash, cash equivalents and marketable securities to decline to between $150 million and $160 million as of September 30, 2009. We expect shipments and orders in the three months ending September 30, 2009 to significantly exceed shipments and orders in the three months ended June 30, 2009. However, we anticipate that the majority of the orders in the three months ending September 30, 2009 will ship toward the end of the quarter, therefore we do not expect the collections on those orders to occur until the three months ending December 31, 2009.
Cash Flow
     Cash, cash equivalents and marketable securities. We had approximately $173.3 million of cash, cash equivalents, and marketable securities as of June 30, 2009. Marketable securities consist principally of corporate debt securities, commercial paper and securities of U.S. agencies with remaining time to maturity of two years or less. Restricted cash of $0.6 million as of June 30, 2009 was not included in cash and cash equivalents.
     Operating activities
     The key line items affecting cash from operating activities were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008

Net income (loss)	$5,357	$(673)
Add back non-cash charges	11,118	11,064

Net income before non-cash charges*	16,475	10,391
Decrease in trade receivables	13,214	2,660
Decrease (increase) in inventories, net	478	(1,410)
(Decrease) increase in deferred revenues	(20,740)	1,911
Decrease in accounts payable and accrued and other liabilities	(8,652)	(4,145)
Other, net	(1,947)	(1,525)

Net cash (used in) provided by operating activities	$(1,172)	$7,882

*	Non-cash charges primarily related to stock-based compensation and depreciation of property and equipment.
     We generated cash from net income before non-cash charges of $16.5 million and $10.4 million for the six months ended June 30, 2009 and 2008, respectively. The cash generated was offset by a reduced number of orders booked and shipped resulting in a decrease in deferred revenues of approximately $20.7 million (with a corresponding decline in trade receivables of $13.2 million) for a net decrease of $7.5 million during the six months ended June 30, 2009. Additionally, the timing of payments to our vendors and other service providers resulted in usage of an additional $8.7 million of cash in the six months ended June 30, 2009 as compared to $4.2 million in the six months ended June 30, 2008. We expect cash from operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management and the timing and amount of taxes and other payments.
     Investing Activities
     Our investing activities used cash of $16.7 million for the six months ended June 30, 2009, primarily from net purchases of marketable securities of $13.5 million, the purchase of property and equipment, primarily computer and engineering equipment of $2.1 million, and the purchase of a software license for $1.2 million.
     Financing Activities
     Our financing activities provided cash from the issuance of common stock (through the exercise of stock options and sale of stock under our employee stock purchase plan) of $3.2 million for the six months ended June 30, 2009, compared to $3.9 million for the six months ended June 30, 2008. As of June 30, 2009, we had no long-term debt outstanding.
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
Contractual Obligations and Commitments
     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The lease for our corporate headquarters was scheduled to expire in December 2009. In June 2009, we extended this lease through December 2011 and also modestly increased the amount of space covered under the lease. Amounts payable under this new lease extension total $0.6 million. Apart from this lease extension, there were no material changes to our contractual obligations during the six months ended June 30, 2009.
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As of June 30, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $0.6 million, none of which is expected to be paid within one year. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Effects of Inflation
     Our monetary assets, consisting primarily of cash, marketable securities and receivables, are not significantly affected by inflation because they are short-term in duration. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and operating expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products and services offered by us.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Sensitivity
     The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. To control this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of June 30, 2009, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended June 30, 2009, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.
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
     Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging, would have resulted in a decline in our income before taxes of approximately $0.6 million for the three months ended June 30, 2009.
     We continue to hedge our projected exposure of exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel, and accordingly we do not anticipate that fluctuations will have a material impact on our financial results for the three months ending September 30, 2009. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short-term in nature, a long-term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.
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
Changes in Internal Control over Financial Reporting
     During the three months ended June 30, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In the six months ended June 30, 2009, we saw reduced capital spending by our customers. Any continued slowdown or delay in the capital spending by service providers as a result of any of the above factors would likely have a significant impact on our quarterly revenue and profitability levels.
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
     Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These factors include:

•	the level and timing of capital spending by our customers, both in the U.S. and in international markets;

•	the timing, mix and amount of orders, especially from significant customers;

•	the level of our deferred revenue balances;

•	changes in market demand for our products;

•	our ability to secure significant orders from telecommunications companies;

•	our mix of products sold;

•	the mix of software and hardware products sold;

•	our unpredictable and lengthy sales cycles, which typically range from six to 18 months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	our ability to design, install and receive customer acceptance of our products;

•	materially different acceptance criteria in master purchase agreements with key customers, which can result in large amounts of revenue being recognized, or deferred, as the different acceptance criteria are applied to large orders;

•	new product introductions by our competitors;

•	market acceptance of new or existing products offered by us or our customers;

•	competitive market conditions, including pricing actions by our competitors;

•	our ability to complete complex development of our software and hardware on a timely basis;

•	unexpected changes in our operating expenses;

•	the cost and availability of components used in our products;

•	the potential loss of key manufacturer and supplier relationships;

•	changes in domestic and international regulatory environments; and

•	the impact of new accounting rules.
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
     Historically, a large portion of our sales have been to a limited number of customers. Our five largest customers accounted for 78% of our net revenues for the three months ended June 30, 2009, and 82% of our net revenues for the three months ended June 30, 2008. For the six months ended June 30, 2009, our top five customers accounted for 78% of our net revenues compared to 81% for the six months ended June 30, 2008. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three and six months ended June 30, 2009. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues in the three and six months ended June 30, 2008. We believe that for the foreseeable future our net revenues will be concentrated in a relatively small number of large customers.

     We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions or more cautious spending patterns due to the ongoing recession) is likely to have a material negative impact on our operating results. In addition, as the consolidation of ownership of cable operators and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation due to the significant capital costs of constructing video, voice and data networks and for other reasons. Further business combinations may occur in our customer base, which will likely result in increased purchasing leverage by customers over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.
Declining general economic conditions may adversely affect our financial condition and results of operations and make our future business more difficult to forecast and manage.
     Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the continued tight credit markets and concerns regarding the availability of credit, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and therefore harm our business and results of operations.
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
     The markets for selling network-based hardware and software products to service providers are extremely competitive and have been characterized by rapid technological change. We compete broadly with system suppliers including ARRIS Group, Cisco Systems, Harmonic Inc., Motorola, SeaChange International and a number of smaller companies. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we have. Given their capital resources, long-standing relationships with service providers worldwide, and broader product lines, many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. If we are unable to overcome these resource advantages, our competitive position would suffer.
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
     In recent years, we have seen consolidation among our competitors, such as Cisco’s acquisition of Scientific Atlanta, Motorola’s acquisition of Terayon, and purchases of Video on Demand, or VOD, solutions by each of ARRIS Group, Cisco, Harmonic Inc. and Motorola. In addition, some of our competitors have entered into strategic relationships with one another to offer a more comprehensive solution than would be available individually. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in the evolving industry for video by increasing the amount of commercial and technical integration of their video products. Due to our comparatively small size and comparatively narrow product offerings, our ability to compete will depend on our ability to partner with companies to offer a more complete overall solution. If we fail to do so, our competitive position will be harmed and our sales will likely suffer. These combined companies may offer more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete while sustaining acceptable gross margins. Finally, continued industry consolidation may impact customers’ perceptions of the viability of smaller companies, which may affect their willingness to purchase products from us. These competitive pressures could harm our business, operating results and financial condition.

We have been unable to achieve sustained profitability, which could harm the price of our stock.
     Historically, we have experienced significant operating losses. Although we were profitable for the three months ended June 30, 2009, we do not expect to be profitable in the three months ending September 30, 2009. If we fail to achieve sustained profitability in the future, it would harm our long-term business and we may not meet the expectations of the investment community in the future, which could have a material adverse impact on our stock price.
We anticipate that our gross margins will fluctuate with changes in our product mix and expected decreases in the average selling prices of our hardware and software products, which may adversely impact our operating results.
     In recent periods we have reported relatively high gross margins, though we have experienced some decline in product gross margins. It is unlikely we will be able to maintain these high levels in future periods. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to the decrease of our average selling prices. For example, our master agreement with Verizon provides for contractually-negotiated annual price reductions. Additionally, our failure to develop and introduce new products on a timely basis would likely contribute to a decline in gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.
If revenues forecasted for a particular period are not realized in such period due to the lengthy, complex and unpredictable sales cycles of our products, our operating results for that or subsequent periods will be harmed.
     The sales cycles of our products are typically lengthy, complex and unpredictable and usually involve:
•	a significant technical evaluation period;

•	a significant commitment of capital and other resources by service providers;

•	substantial time required to engineer the deployment of new technologies for new video services;

•	substantial testing and acceptance of new technologies that affect key operations; and

•	substantial test marketing of new services with subscribers.
     For these and other reasons, our sales cycles generally have been between six and 18 months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders.
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
Lower deferred revenue balances will make future period results less predictable.
     Historically, we have had high deferred revenue balances at quarter end, which has provided us with some measure of predictability for the following and future periods. As of June 30, 2009, our deferred revenue balance was lower than at any time in the last 12 months. This makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility and harm our stock price.

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
     Our product development efforts require substantial research and development expense, as we develop new technology, including the recently launched BigBand MSP2000 and technology primarily related to the delivery of video over IP networks. Our research and development expense was $11.1 million for the three months ended June 30, 2009, and there can be no assurance that we will achieve an acceptable return on our research and development efforts.
     Likewise, new technologies, standards and formats are being adopted by our customers. While we are in the process of developing products based on many of these new formats in order to remain competitive, we do not have such products at this time and cannot be certain when, if at all, we will have products in support of such new formats.
Our ability to grow will depend significantly on our delivery of products that help enable telecommunications companies to provide video services. If the demand for video services from telecommunications companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our Video products will suffer.
     Prior to 2006, our sales were primarily to cable operators. Since 2006, we have generated significant revenues from telecommunications companies, though our revenues from these customers declined for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decline was largely because our largest Telco customer has recently slowed the purchase of our solutions. Our ability to grow will be dependent on our selling Video products to telecommunications companies. Although a number of our existing products are being deployed in these networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecommunications company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telecommunications companies to provide video services without upgrading their current system infrastructure or provide them a more cost-effective method of delivering video services than our products, projected sales of our Video products will suffer. Even if these providers choose our Video solutions, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.
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
     Our Video solutions traditionally have been sold directly to large cable operators with recent sales directly to telecommunications companies. To date, we have not focused on smaller service providers and have had only limited access to service providers in certain international markets, including Asia and Europe. Although we intend to establish strategic relationships with leading distributors worldwide in an attempt to reach new customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with cable operators and telecommunications companies that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

     International sales represented $4.5 million of our net revenues for the both the three months ended June 30, 2009 and 2008. Our international sales will depend upon developing indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.
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
     Our products are subject to various legal and regulatory requirements and changes. For example, effective June 12, 2009, federal law required that television broadcast stations stop broadcasting in analog format and broadcast only in digital format. This change may have accelerated the timing of sales of our digital products, and consequently the revenue associated with our broadcast solutions may not continue at recent levels, which could disappoint our investors causing our stock price to fall. These and other similar implementations of laws and interpretations of existing regulations could cause our customers to forgo or change the timing of spending on new technology rollouts, such as switched digital video, which could make our results more difficult to predict, or harm our revenues.
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
     A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of June 30, 2009, we had 161 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006 and in Gaza in 2008, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the history of terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.
     In addition, most of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces and several were called for active military duty in connection with the hostilities in Lebanon in 2006 and in Gaza in 2008. Should hostilities in the region escalate again, some of our employees would likely be called to active military duty, possibly resulting in interruptions in our sales and development efforts and other impacts on our business and operations, which we cannot currently assess.
Negative conditions in the global credit markets may impair the value or reduce the liquidity of a portion of our investment portfolio.
     As of June 30, 2009, we had $36.3 million in cash and cash equivalents and $137.0 million in investments in marketable debt securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing turmoil in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm our results of operations, liquidity and financial condition.

     Although we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.
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
     Currently, we hedge a portion of our anticipated future expenses and certain assets and liabilities denominated in the Israeli New Shekel. The hedging activities we undertake are intended to partially offset the impact of currency fluctuations. As our hedging program is relatively short-term in nature, a material long-term change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.
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
     Beginning on October 3, 2007, a series of purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California against us, certain of our officers and directors, and the underwriters of our initial public offering, or IPO. In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complain against us, the directors and officers who signed the IPO prospectus, and the underwriters of our IPO. The consolidated complaint alleged that our IPO prospectus contained false and misleading statements regarding our business strategy and prospects, and the prospects of our CMTS platform products in particular. The lead plaintiff purported to represent anyone who purchased our common stock in the IPO. The consolidated complaint asserted causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle this action. The agreement provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Exchange Act of 1934. On June 1, 2009, the Court granted preliminary approval of the settlement agreement and scheduled a final approval hearing for September 15. 2009. Pursuant to the Court’s preliminary approval order, notice was issued to the class members in June 2009. The agreement, which includes contributions by our insurers, remains conditional on final approval for the proposed settlement by the Court. In accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we recorded an expense of $1.5 million in our consolidated results of operations for the year ended December 31, 2008, and a further expense of $0.4 million for the three months ended June 30, 2009. As a component of this lawsuit, we have the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters.
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
     On December 11, 2007, a shareholder derivative lawsuit was filed against certain of our officers and directors in the Superior Court for the County of San Mateo, California. The Company is named as a nominal defendant. The complaint alleges that the defendants violated their fiduciary duties in connection with our disclosures in connection with our IPO and thereafter, in particular by allegedly issuing false and misleading statements in our registration statement and prospectus regarding our business prospects. The lawsuit is in its earliest stages, and to date defendants have not responded to the complaint. At the parties’ request, the Court stayed all proceedings in the case until March 27, 2009. On March 27, 2009, the parties appeared for a status conference at which the Court lifted the stay. The parties stipulated to a schedule for the plaintiff to file a first amended complaint and the defendants to demur to (move to dismiss) the amended complaint. The plaintiff filed his first amended complaint on May 7, 2009 and the defendant filed its demurrer to that first amended complaint on June 9, 2009. The Court held a hearing on the demurrer on August 3, 2009 and sustained our demurrer to the complaint and each of its nine separate causes of action. The Court granted the plaintiff 20 days to amend his complaint. In accordance with the provisions of SFAS 5, the Company recorded an expense for $0.1 million in its consolidated results of operations for the three months ended June 30, 2009 for the cost of legal counsel associated with this lawsuit.
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
We must manage our business effectively even if our infrastructure, management and resources might be strained.
     Historically, we have experienced periods of rapid growth in our business. However, in the past two years, we have experienced periodic declines in revenues. In response to this trend we have undertaken several reductions in force. Effectively managing our business with reduced headcount in some areas will likely place increased strain on our resources. For example, we may need to hire additional development and customer support personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future, such growth will result in increased responsibilities of management personnel. Managing future growth will require substantial resources that we may not have or otherwise be able to obtain.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of stockholders of BigBand Networks, Inc. was held on May 19, 2009 at the offices of Wilson Sonsini Goodrich & Rosati, P.C. located at 650 Page Mill Road, Palo Alto, California at 9:00 a.m. local time. There were 65,349,077 shares of BigBand Networks, Inc. common stock outstanding and entitled to vote at such meeting, and there were present in person or by proxy 50,388,325 common shares, representing 77.11% of the outstanding shares.
     The results of the voting on the matters submitted to the stockholders were as follows:
1. To elect the following directors as Class III directors of the Company to hold office for a three-year term and until their successors are elected and qualified:

	Votes for	Withheld

Michael J. Pohl	50,313,718	74,607
Robert Sachs	50,307,073	81,252
Geoffrey Yang	50,166,172	222,153
There were no abstentions or broker non-votes.
2. To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009:

Votes for:	50,370,206
Votes against:	17,189
Abstain:	930
There were no broker non-votes.
Item 6. EXHIBITS

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

99.1	Third Amendment to Lease (475 Broadway, Redwood City, California)

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

+	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2009

BigBand Networks, Inc.
By:	/s/ Maurice L. Castonguay
Maurice L. Castonguay, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

99.1	Third Amendment to Lease (475 Broadway, Redwood City, California)

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

+	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.