Form 10-Q
period 2009-09-30
BigBand Networks, Inc.
filed 2009-11-06
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
          As of November 1, 2009, 66,425,618 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2009
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$27,527	$50,981
Marketable securities	134,111	123,654
Accounts receivable, net of allowance for doubtful accounts of $47 and $39 as of September 30, 2009 and December 31, 2008, respectively	23,942	26,361
Inventories, net	4,868	6,123
Prepaid expenses and other current assets	3,918	3,716

Total current assets	194,366	210,835
Property and equipment, net	11,810	15,358
Goodwill	1,656	1,656
Other non-current assets	8,947	6,273

Total assets	$216,779	$234,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,048	$8,350
Accrued compensation and related benefits	6,004	11,433
Current portion of deferred revenues, net	27,938	39,433
Current portion of other liabilities	6,511	9,221

Total current liabilities	49,501	68,437
Deferred revenues, net, less current portion	13,911	21,129
Other liabilities, less current portion	2,097	2,392
Accrued long-term Israeli severance pay	4,067	3,745
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of September 30, 2009 and December 31, 2008; 66,426 and 64,639 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	66	65
Additional paid-in capital	278,850	265,176
Accumulated other comprehensive income	668	58
Accumulated deficit	(132,381)	(126,880)

Total stockholders’ equity	147,203	138,419

Total liabilities and stockholders’ equity	$216,779	$234,122

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues:
Products	$12,647	$38,337	$68,795	$104,188
Services	9,555	9,946	36,321	27,012

Total net revenues	22,202	48,283	105,116	131,200

Cost of net revenues:
Products	8,211	16,781	34,193	43,459
Services	2,885	2,941	9,169	9,440

Total cost of net revenues	11,096	19,722	43,362	52,899

Gross profit	11,106	28,561	61,754	78,301

Operating expenses:
Research and development	11,698	13,218	34,308	40,430
Sales and marketing	6,009	7,057	18,313	21,923
General and administrative	4,612	5,411	14,109	15,599
Restructuring charges	—	737	1,356	2,230
Amortization of intangible assets	—	112	—	398
Class action litigation charges	—	—	477	—

Total operating expenses	22,319	26,535	68,563	80,580

Operating (loss) income	(11,213)	2,026	(6,809)	(2,279)
Interest income	544	1,215	2,137	4,086
Other income (expense), net	31	(145)	(62)	1,302

(Loss) income before provision for (benefit from) income taxes	(10,638)	3,096	(4,734)	3,109
Provision for (benefit from) income taxes	220	(35)	767	651

Net (loss) income	$(10,858)	$3,131	$(5,501)	$2,458

Basic net (loss) income per common share	$(0.16)	$0.05	$(0.08)	$0.04

Diluted net (loss) income per common share	$(0.16)	$0.05	$(0.08)	$0.04

Shares used in basic net (loss) income per common share	66,368	64,061	65,666	63,286

Shares used in diluted net (loss) income per common share	66,368	67,116	65,666	67,208

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating activities
Net (loss) income	$(5,501)	$2,458
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	6,428	7,417
Amortization of software license	208	—
Amortization of intangible assets	—	398
Loss on disposal of property and equipment	103	245
Stock-based compensation	10,298	8,703
Tax benefit from exercise of stock options	(17)	—
Net settled unrealized gains (losses) on cash flow hedges	348	(168)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	2,419	11,228
Decrease (increase) in inventories, net	1,255	(463)
Increase in prepaid expenses and other current assets	(121)	(1,360)
Increase in other non-current assets	(605)	(385)
Increase (decrease) in accounts payable	698	(3,698)
Increase in long-term Israeli severance pay	322	774
Decrease in accrued and other liabilities	(8,095)	(2,301)
Decrease in deferred revenues	(18,713)	(7,030)

Net cash (used in) provided by operating activities	(10,973)	15,818

Cash Flows from Investing activities
Purchase of marketable securities	(119,204)	(143,228)
Proceeds from maturities of marketable securities	100,106	110,879
Proceeds from sale of marketable securities	8,500	20,804
Purchase of property and equipment	(2,983)	(8,820)
Decrease in restricted cash	223	2
Proceeds from sale of property and equipment	—	9
Purchase of software license	(2,500)	—

Net cash used in investing activities	(15,858)	(20,354)

Cash Flows from Financing activities
Proceeds from issuance of common stock	3,360	4,072
Tax benefit from exercise of stock options	17	—

Net cash provided by financing activities	3,377	4,072

Net decrease in cash and cash equivalents	(23,454)	(464)
Cash and cash equivalents as of beginning of period	50,981	55,162

Cash and cash equivalents as of end of period	$27,527	$54,698

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
2. Summary of Significant Accounting Policies
          Basis of Presentation
          The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2009, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (SEC) on March 10, 2009 (Form 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Form 10-K.
          The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC as permitted by such rules. Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. In preparing these condensed consolidated financial statements, the Company has evaluated subsequent events that occurred between September 30, 2009 and November 6, 2009, the date of issuance of these financial statements.
          There have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2009 compared to the significant accounting policies described in the Company’s Form 10-K.
          Use of Estimates
          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, valuation of inventories, valuation of stock-based awards, provision for warranty claims, the allowance for doubtful accounts, restructuring costs, valuation of goodwill and long-lived assets, and income tax amounts. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
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
          Product revenues consist of sales of the Company’s software and hardware products. Software product sales include a perpetual license to the Company’s software. The Company recognizes product revenues upon shipment to its customers, including channel partners, on non-cancellable contracts and purchase orders when all revenue recognition criteria are met, or, if specified in an agreement, upon receipt of final acceptance of the product, provided all other criteria are met. End users and channel partners generally have no rights of return, stock rotation rights, or price protection. Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.
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
          Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation and training) and product revenues, net of the associated costs. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment or when the Company does not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of net revenues.
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
          Marketable securities consist principally of corporate debt securities, commercial paper and securities of U.S. agencies with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. As of September 30, 2009, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses, reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.
          The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment in order to determine the classification of the impairment as temporary or other-than-temporary. The process to determine whether an impairment is temporary or other-than-temporary involves considerable judgment considering such factors as the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets, the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In April 2009, the Financial Accounting Standards Board (FASB) issued new guidance which was incorporated into FASB Accounting Standards Codification (ASC) 320 Investments — Debt and Equity Securities, which established a new method of recognizing and reporting other-than-temporary impairments of debt securities. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company considers it more likely than not that it will sell the security before it will recover its amortized cost basis, an other-than-temporary impairment will be considered to have occurred. If the Company does not expect to recover the entire amortized cost basis of the security, it would not be able to assert that it will recover its amortized cost basis even if it does not intend to sell the security. Therefore, in those situations, an other-than temporary impairment will be considered to have occurred. The Company has recognized no other-than-temporary impairments for marketable securities.

          Fair Value of Financial Instruments
          The carrying values of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, derivatives used in the Company’s hedging program, accounts payable, and other accrued liabilities approximate their fair value. The carrying values of the Company’s other long-term liabilities approximate their fair value.
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
          The Company’s customers are impacted by several factors, including an industry downturn and tightening of access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts related to large customers. The Company had one and two customers which individually had an accounts receivable balance of greater than 10% of the Company’s total accounts receivable balance as of September 30, 2009 and December 31, 2008, respectively.
          The Company recognized revenues from four and two customers that were 10% or greater of the Company’s total net revenues for the three and nine months ended September 30, 2009, respectively. The Company recognized revenues from four and three customers that were 10% or greater of the Company’s total net revenues for the three and nine months ended September 30, 2008.
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
          Impairment of Long-Lived Assets
          The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. Through September 30, 2009, no impairment losses have been recognized.
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
          Income Taxes
          The Company follows ASC 740 Income Taxes, which requires the use of the liability method of accounting for income taxes. The liability method computes income taxes based on a projected effective tax rate for the full fiscal year. For example, the effective tax for the nine months ended September 30, 2009 will be based on the projected effective tax rate for the year ending December 31, 2009. The liability method includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.

          Foreign Currency Derivatives
          The Company has revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar that are subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. A foreign currency risk management program was established by the Company to help protect against the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
          The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens significantly against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified primarily to research and development expenses in the consolidated statement of operations. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net. For the nine months ended September 30, 2009, this loss was $2,000 and for the nine months ended September 30, 2008 this gain was $1.0 million. These derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of September 30, 2009 will have settled as of March 31, 2010.
          The Company enters into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than its functional currency, which is the U.S. dollar. The Company recognizes these derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges; therefore, changes in the fair value of these instruments are recorded as other income (expense), net in the statement of operations. These derivative instruments generally have maturities of 90 days. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, do not subject the Company to material balance sheet risk.
          All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of September 30,		As of December 31,
	2009		2008
Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS	27,000	ILS	42,000

Notional amount of currency option contracts: U.S. dollars		$7,216		$11,926

Unrealized gains (losses) included in other comprehensive income on condensed consolidated balance sheets:
Settled -underlying derivative was settled but forecasted transaction has not occurred		$64		$(285)
Unsettled -primarily included as other current assets (liabilities)		66		(336)

Total unrealized gains (losses) included in other comprehensive income		$130		$(621)

Derivatives not designated as hedging instruments:
Notional amount of foreign currency forward contracts: Israeli New Shekels	ILS	5,000	ILS	7,500

Notional amount of foreign currency forward contracts: U.S. dollars		$1,330		$1,923

Unrealized (losses) gains included in other income (expense) in condensed consolidated statements of operations:
Fair value included in other current (liabilities) assets on condensed consolidated balance sheets		$(2)		$55

          The change in accumulated other comprehensive income (loss) from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Accumulated other comprehensive (loss) income related to cash flow hedges as of beginning of period	$(621)	$45
Changes in settled and unsettled portion of cash flow hedges	(288)	(147)

	(909)	(102)

Less:
Changes in cash flow hedges — (loss) gain reflected in condensed consolidated statement of operations	(1,039)	489

Accumulated other comprehensive income (loss) related to cash flow hedges as of end of period	$130	$(591)

          Stock-based Compensation
          The Company applies the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation. Stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis.
          Recently Adopted Accounting Standards
          In June 2009, the FASB Accounting Standards Codification (the Codification) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP effective July 1, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.
          Recently Issued Accounting Standards
          In December 2008, the FASB issued guidance which has been included in Accounting Standards Codification 715 Compensation — Retirement Benefits (ASC 715), and is effective for fiscal years ending after December 15, 2009. This guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial position, results of operations or cash flows.
          In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective in the three months ending December 31, 2009. The Company is currently evaluating the potential impact of the adoption of ASU 2009-05 on its consolidated financial position, results of operations or cash flows.
          In October 2009, the FASB issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2009-13 and ASU 2009-14 on its consolidated financial position, results of operations or cash flows.

3. Basic and Diluted Net (Loss) Income per Common Share
     The computation of basic and diluted net (loss) income per common share was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(10,858)	$3,131	$(5,501)	$2,458

Denominator:
Weighted average shares used in basic net (loss) income per common share	66,368	64,061	65,666	63,286
Stock options	—	2,909	—	3,696
Warrants	—	146	—	201
Restricted stock units	—	—	—	11
Employee stock purchase plan shares	—	—	—	14

Weighted average shares used in diluted net (loss) income per common share	66,368	67,116	65,666	67,208

Basic net (loss) income per common share	$(0.16)	$0.05	$(0.08)	$0.04

Diluted net (loss) income per common share	$(0.16)	$0.05	$(0.08)	$0.04

     As of September 30, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of diluted net (loss) income per common share for the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of September 30,
	2009	2008
Stock options outstanding	11,649	7,994
Restricted stock units	2,855	580
Employee stock purchase plan shares	269	301
Warrants to purchase common stock	268	—
4. Fair Value
     The fair value of the Company’s cash equivalents and marketable securities is determined in accordance with ASC 820 Fair Value Measurements and Disclosures (ASC 820), which the Company adopted in 2008. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1), inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2), and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

     The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) as of September 30, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
U.S. Agency debt securities	$—	$78,439	$—	$78,439
Corporate debt securities	—	44,798	—	44,798
Commercial paper	—	5,246	—	5,246
Certificates of deposit	4,628	—	—	4,628
Municipal debt securities (taxable)	—	1,000	—	1,000

	4,628	129,483	—	134,111

Cash equivalents:
Money market funds	19,007	—	—	19,007
Commercial paper	—	2,000	—	2,000

	19,007	2,000	—	21,007

Total cash equivalents and marketable securities	$23,635	$131,483	$—	$155,118

Cash balances				6,520

Total cash, cash equivalents and marketable securities				$161,638

     The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) as of December 31, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
U.S. Agency debt securities	$—	$55,296	$—	$55,296
Corporate debt securities	—	44,378	—	44,378
Commercial paper	—	22,986	—	22,986
Municipal debt securities (taxable)	—	994	—	994

	—	123,654	—	123,654

Cash equivalents:
Money market funds	30,092	—	—	30,092
Commercial paper	—	9,937	—	9,937
U.S. Agency debt securities	—	4,004	—	4,004
Corporate debt securities	—	999	—	999

	30,092	14,940	—	45,032

Total cash equivalents and marketable securities	$30,092	$138,594	$—	$168,686

Cash balances				5,949

Total cash, cash equivalents and marketable securities				$174,635

5. Balance Sheet Data
     Marketable Securities
     Marketable securities, which included available-for-sale securities as of September 30, 2009, were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated fair
	cost	gain	loss	value
U.S. Agency debt securities	$78,275	$168	$(4)	$78,439
Corporate debt securities	44,426	378	(6)	44,798
Commercial paper	5,247	—	(1)	5,246
Certificates of deposit	4,625	3	—	4,628
Municipal debt securities (taxable)	1,000	—	—	1,000

Total marketable securities	$133,573	$549	$(11)	$134,111

     Marketable securities, which included available-for-sale securities as of December 31, 2008, were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Estimated fair
	cost	gain	Loss	value
U.S. Agency debt securities	$54,852	$444	$—	$55,296
Corporate debt securities	44,247	239	(108)	44,378
Commercial paper	22,885	101	—	22,986
Municipal debt securities (taxable)	1,000	—	(6)	994

Total marketable securities	$122,984	$784	$(114)	$123,654

     The Company has recognized no other-than-temporary impairments for marketable securities through September 30, 2009. The Company periodically reviews other-than-temporary impairments for available-for-sale debt instruments when it intends to sell or it is more likely than not that it will be required to sell an available-for-sale debt instrument before recovery of its amortized cost basis. If this assessment identifies available-for-sale debt instruments that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company would separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component would be recognized in earnings and would be the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows due to factors that are not credit related would be recognized in other comprehensive income (loss). As of September 30, 2009, the Company did not hold any marketable securities with remaining time to maturity of greater than one year and in a consistent loss position for at least nine months.
     The contractual maturity dates of the marketable securities were as follows (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Due within one year	$103,246	$88,118
Due within one to two years	30,865	35,536

Total marketable securities	$134,111	$123,654

     Inventories, Net
     Inventories, net were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Finished products	$4,841	$6,085
Work-in-progress	27	—
Raw materials, parts and supplies	—	38

Total inventories, net	$4,868	$6,123

     Property and Equipment, Net
     Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Engineering and other equipment	$29,121	$29,463
Computers, software and related equipment	19,424	18,973
Leasehold improvements	5,813	5,745
Office furniture and fixtures	1,110	1,192

	55,468	55,373
Less: accumulated depreciation	(43,658)	(40,015)

Total property and equipment, net	$11,810	$15,358

     Goodwill
     Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of September 30, 2009 and December 31, 2008.
     Other Non-current Assets
     Other non-current assets were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Israeli severance pay	$3,342	$2,661
Software license, net	2,292	—
Security deposit	2,101	2,125
Foreign deferred tax assets	578	644
Restricted cash	522	745
Other	112	98

Total other non-current assets	$8,947	$6,273

     Software license, net in the above table represents the Company’s purchase of a quadrature amplitude modulation (QAM) edge resource management technology license for $2.5 million on June 30, 2009, net of accumulated amortization. The Company amortizes the amounts paid for the license fee using the straight-line method over the estimated useful life of three years.
     Deferred Revenues, Net
     Deferred revenues, net were as follows (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Deferred service revenues, net	$29,784	$39,675
Deferred product revenues, net	12,065	20,887

Total deferred revenues, net	41,849	60,562
Less current portion of deferred revenues, net	(27,938)	(39,433)

Deferred revenues, net, less current portion	$13,911	$21,129

     Other Liabilities
     Other liabilities were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Accrued warranty	$2,152	$3,381
Rent and restructuring liabilities	1,757	1,602
Sales and use tax payable	1,384	831
Accrued professional fees	1,314	721
Foreign, franchise, and other income tax liabilities	1,282	2,071
Accrued class action litigation charges	—	1,504
Other	719	1,503

Total other liabilities	8,608	11,613
Less current portion of other liabilities	(6,511)	(9,221)

Other liabilities, less current portion	$2,097	$2,392

     Accrued Warranty
     Activity related to product warranty was as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance as of beginning of period	$3,381	$4,359
Warranty charged to cost of net revenues	277	1,276
Utilization of warranty	(767)	(1,418)
Other adjustments	(739)	(572)

Balance as of end of period	2,152	3,645
Less current portion of accrued warranty	(1,148)	(2,742)

Accrued warranty, less current portion	$1,004	$903

     As part of the transition to switch to all digital broadcasting from analog transmission, the Company recorded a $0.5 million benefit from the reversal of warranty reserves related to the decommissioned analog products in the nine months ended September 30, 2009 (all of which was recorded in the three months ended June 30, 2009). The reversal of this warranty reserve was recorded as a reduction of the Company’s cost of net product revenues, and is included in the above table in other adjustments.
6. Restructuring Charges
     On February 9, 2009, the Audit Committee of the Board of Directors authorized a restructuring plan in order to respond to market and economic conditions pursuant to which employees were terminated. This resulted in cumulative severance costs of approximately $0.7 million from initiation of the plan through September 30, 2009, all of which was recorded in the three months ended March 31, 2009.
     On April 29, 2008, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the redeployment of resources pursuant to which employees were terminated. This resulted in cumulative net charges of approximately $1.4 million from initiation of the plan through September 30, 2009, including charges of $1.1 million for vacated facility charges and $0.3 million for severance costs. Charges incurred in connection with this April 2008 plan for the nine months ended September 30, 2009 and 2008 were zero and $1.5 million, respectively. Charges incurred in connection with this April 2008 plan for the three months ended September 30, 2009 and 2008 were zero and $0.4 million, respectively.
     On October 29, 2007, the Audit Committee of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s cable modem termination system platform (CMTS). This resulted in cumulative net charges of approximately $4.4 million from initiation of the plan through September 30, 2009. Severance and related charges of approximately $2.5 million through September 30, 2009 consisted primarily of salary and expected payroll taxes and medical benefits. The Company’s plans also involved vacating several leased facilities throughout the world resulting in cumulative vacated facility charges, net of sublease income of approximately $1.8 million through September 30, 2009. For the three and nine months ended September 30, 2009, the Company incurred charges of zero and $0.7 million, respectively, to adjust its restructuring liability for changes in estimated sublease rentals associated with a leased facility that was vacated in 2007 due to an unfavorable leasing environment. Charges incurred in connection with this October 2007 plan for the three and nine months ended September 30, 2008 were $0.3 million and $0.7 million, respectively. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to March 2012.
     All of the restructuring plans discussed above were essentially complete as of September 30, 2009, including one previously exited facility approved under the October 2007 restructuring plan which is expected to be subleased by March 31, 2010. Total restructuring activity for the nine months ended September 30, 2009 was as follows (in thousands):

		Severance and	Total
	Vacated	related	restructuring
	facilities costs	expenses	liabilities
Balance as of December 31, 2008	$696	$—	$696
Charges/adjustments	699	657	1,356
Cash payments	(385)	(657)	(1,042)

Balance as of September 30, 2009	$1,010	$—	$1,010

Less restructuring liability, current portion			(830)

Restructuring liability, less current portion			$180

7. Legal Proceedings
     In re BigBand Networks, Inc. Securities Litigation, Case No. C 07-5101-SBA
     Beginning on October 3, 2007, a series of purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (IPO). In February 2008, the lawsuits were consolidated and a lead plaintiff was appointed by the Court. In May 2008, the lead plaintiff filed a consolidated complaint against the Company, the directors and officers who signed the Company’s IPO registration statement, and the underwriters of the Company’s IPO. The consolidated complaint alleged that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business strategy and prospects, and the prospects of the Company’s CMTS platform products in particular. The lead plaintiff purported to represent anyone who purchased the Company’s common stock in the IPO. The consolidated complaint asserted causes of action for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The lawsuit sought unspecified monetary damages. On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle this action. The agreement, which includes contributions from the Company’s insurers, provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. On June 1, 2009, the Court granted preliminary approval of the settlement agreement and scheduled a final approval hearing. Pursuant to the Court’s preliminary approval order, notice was issued to the class members in June 2009. At the final approval hearing held on September 15, 2009, the Court granted final approval of the settlement agreement. On September 22, 2009, the Court entered a final judgment and order of dismissal with prejudice. In accordance with the provisions of ASC 450 Contingencies (ASC 450), the Company recorded an expense of $1.5 million in its consolidated results of operations for the year ended December 31, 2008, and a further expense of $0.4 million for the three months ended June 30, 2009. As a component of this lawsuit, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters. However, as of September 30, 2009, the Company has no significant further obligations under this lawsuit.
     Wiltjer v. BigBand Networks, Inc., et. al., Cast No. CGC-07-469661
     In December 2007, a similar purported shareholder class action complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 was filed in the Superior Court for the City and County of San Francisco. The complaint named as defendants the Company, certain of its officers and directors, and the underwriters of the Company’s IPO. The complaint alleged that the Company’s IPO prospectus contained false and misleading statements regarding the Company’s business prospects, product operability and CMTS platform. The plaintiff purported to represent anyone who purchased the Company’s common stock in the IPO. The complaint sought unspecified monetary damages. The case was removed to the U.S. District Court, but subsequently returned to the Superior Court for the City and County of San Francisco. On August 11, 2008, the Court stayed the case in deference to the federal class action. On October 27, 2009, the Court granted the plaintiff’s motion to dismiss the case pursuant to the federal settlement agreement (discussed above). As a component of this lawsuit, the Company has the obligation to indemnify the underwriters for expenses related to the suit, including the cost of one counsel for the underwriters. However, as of September 30, 2009, the Company has no significant further obligations under this lawsuit.

          Ifrah v. Bassan-Eskenazi, et. Al., Case No. 468401
          In December 2007, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court for the County of San Mateo, California. The Company was named as a nominal defendant. The complaint alleged that the defendants violated their fiduciary duties in connection with the Company’s disclosures in connection with the Company’s IPO and thereafter, in particular by allegedly issuing false and misleading statements in the Company’s registration statement and prospectus regarding the Company’s business prospects. The lawsuit sought unspecified monetary damages and injunctive relief on behalf of the Company, including unspecified corporate governance reforms. On March 27, 2009, the parties appeared for a status conference at which the Court lifted the stay in the action. The parties stipulated to a schedule for the plaintiff to file a first amended complaint and the defendants to demur to (move to dismiss) the amended complaint. The plaintiff filed his first amended complaint on May 7, 2009. The Company filed its demurrer to the first amended complaint on June 9, 2009. The Court held a hearing on the demurrer on August 3, 2009 and sustained the Company’s demurrer to the complaint and each of its nine separate causes of action. The Court granted the plaintiff 20 days to amend his complaint. On September 4, 2009, the parties stipulated to dismiss the action, with the action being dismissed with prejudice as to the named plaintiff only. The stipulation provided that “no compensation in any form has passed directly or indirectly from any of the defendants to the plaintiff or plaintiff’s attorney.” On September 23, 2009, the Court entered the stipulation as its order and dismissed the action. In accordance with the provisions of ASC 450, the Company recorded an expense for $0.1 million in its consolidated results of operations for the three months ended June 30, 2009 for the cost of legal counsel associated with this lawsuit. As of September 30, 2009, the Company has no significant further obligations under this lawsuit.
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
8. Stockholders’ Equity
          Common Stock Warrants
          As of September 30, 2009, a warrant holder had unexercised warrants outstanding to purchase 267,858 shares of the Company’s common stock for an exercise price of $1.79 per share. These warrants expire on February 20, 2010.
          Equity Incentive Plans
          On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan), which became effective on March 15, 2007. The Company has options outstanding under its 1999, 2001, and 2003 share option and incentive plans (the Prior Plans), but no longer grants stock options or restricted stock units (RSUs) under any of the Prior Plans. Cancelled or forfeited stock option grants under the Prior Plans will be added to the total amount of shares available for grant under the 2007 Plan. In addition, shares authorized but unissued as of March 15, 2007 under the Prior Plans were added to shares available for grant under the 2007 Plan up to a maximum of 20,005,559 shares. The 2007 Plan contains an “evergreen” provision, pursuant to which the number of shares available for issuance under the 2007 Plan shall be increased on the first day of the fiscal year, in an amount equal to the least of (a) 6,000,000 shares, (b) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the Board of Directors.
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

          Shares available for future issuance under the 2007 Plan were as follows (in thousands):

Shares
Available as of December 31, 2008	7,298
Authorized shares added	3,232
Options and RSUs granted	(3,206)
Options and RSUs cancelled	737

Available as of September 30, 2009	8,061

          Data pertaining to stock option activity under the plans was as follows (in thousands, except per share and period data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Outstanding as of December 31, 2008	13,030	$4.17	7.58	$22,978
Granted	637	4.43
Exercised	(1,349)	1.93		$4,682
Cancelled	(669)	5.87

Outstanding as of September 30, 2009	11,649	$4.35	7.14	$9,880

Vested and expected to vest, net of forfeitures	11,389	$4.33	7.11	$9,870

          The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the period, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the period have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $4.01 and $5.52 per share as of September 30, 2009 and December 31, 2008, respectively.
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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Grant-Date	Contractual	Intrinsic
	Stock Units	Fair Value	Life (years)	Value
Outstanding as of December 31, 2008	568	$9.38	1.24	$3,138
Granted	2,569	5.28
Exercised	(216)	10.10		$1,125
Cancelled	(66)	12.18

Outstanding as of September 30, 2009	2,855	$5.57	1.79	$11,466

Vested and expected to vest, net of forfeitures	2,627	$5.57	1.73	$10,534

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
          Shares available for future issuance under the ESPP were as follows (in thousands):

Shares
Available as of December 31, 2008	1,662
Authorized shares added	1,293
Common shares issued	(223)

Available as of September 30, 2009	2,732

          The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively. The Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively.
          Stock-Based Compensation
          The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The computation of expected volatility is derived primarily from the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry and to a lesser extent, the Company’s weighted historical volatility following its IPO in March 2007. For the three and nine months ended September 30, 2009 and 2008, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110.
          The fair value of stock-based awards was estimated on the date of grant using assumptions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock Options
Expected volatility	74%	63%	73-75%	63-71%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest rate	2.80%	3.27%	2.00-2.80%	2.95-3.31%
Expected dividends	0%	0%	0%	0%

ESPP
Expected volatility	—	—	102-104%	59-91%
Expected term	—	—	0.5 years	0.5 years
Risk-free interest rate	—	—	0.32-0.74%	1.87-3.71%
Expected dividends	—	—	0%	0%

          The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of net revenues	$562	$390	$1,521	$1,279
Research and development	1,346	984	3,566	2,879
Sales and marketing	687	659	1,751	1,907
General and administrative	1,210	1,007	3,460	2,638

Total stock-based compensation	$3,805	$3,040	$10,298	$8,703

          As of September 30, 2009, total unrecognized stock compensation expense adjusted for estimated forfeitures, relating to unvested stock options and RSUs was $21.2 million and $12.6 million, respectively. These amounts are expected to be recognized over a weighted-average period of 2.4 years for employee stock options and 3.3 years for RSUs.
9. Segment Reporting
          The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues are allocated to the geographical region based on the shipping destination of customer orders.
          Net revenues by geographical region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$20,294	$45,810	$90,962	$119,070
Asia	1,164	725	8,802	4,363
Europe	524	1,240	3,777	4,212
Americas excluding United States	220	508	1,575	3,555

Total net revenues	$22,202	$48,283	$105,116	$131,200

          Product revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Video	$12,627	$37,679	$67,202	$102,006
Data	20	658	1,593	2,182

Total product revenues	$12,647	$38,337	$68,795	$104,188

          Service revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Video	$9,135	$8,536	$35,008	$22,073
Data	420	1,410	1,313	4,939

Total service revenues	$9,555	$9,946	$36,321	$27,012

          Long-lived assets, net of depreciation were as follows (in thousands):

	As of September 30,	As of December 31,
	2009	2008
United States	$6,536	$8,859
Israel	4,960	6,305
Rest of world	314	194

Total long-lived assets, net	$11,810	$15,358

10. Income Taxes
          As part of the process of preparing its unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the unaudited condensed consolidated balance sheets.
          Income tax expense was $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively. This income tax expense was incurred in certain foreign jurisdictions due to cost-plus arrangements. Income tax (benefit) expense was ($35,000) and $0.7 million for the three and nine months ended September 30, 2008, respectively. The effective tax rates for these periods differed from the U.S. federal statutory rate primarily due to the movement in the Company’s valuation allowance, distribution of taxable profits and various tax rates in domestic and international tax jurisdictions, some of which allow loss carryforwards.
11. Comprehensive (Loss) Income
          The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(10,858)	$3,131	$(5,501)	$2,458
Change in cash flow hedges	177	(361)	751	(636)
Change in unrealized gain (loss) on marketable securities	(34)	(397)	(141)	(628)

Comprehensive (loss) income	$(10,715)	$2,373	$(4,891)	$1,194

          Accumulated other comprehensive income includes unrealized gains (losses) on cash flow hedges and marketable securities, net of taxes. Accumulated other comprehensive income as of September 30, 2009 and December 31, 2008 was as follows (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Net unrealized gain (loss) on cash flow hedges	$130	$(621)
Net unrealized gain on marketable securities	538	679

Total accumulated other comprehensive income	$668	$58

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
          Due to the nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. For the three months ended September 30, 2009 and 2008, we derived 83% and 90%, respectively, of our net revenues from our top five customers. For the nine months ended September 30, 2009 and 2008, we derived 76% and 81%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results.
          We sell our products and services to customers in the U.S. and Canada through our direct sales force. We sell to customers internationally through a combination of direct sales and resellers. In conjunction with recently-introduced products, we expect our proportion of international revenues to gradually increase in 2010.
          Net Revenues. We derive our net revenues principally from sales of, and services for video solutions, with a minimal remaining contribution from our data products, which we retired in October 2007. Our product revenues are comprised of a combination of software licenses and hardware. Our products primarily include Broadcast Video, TelcoTV and Switched Digital Video.
          Our service revenues include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or enhanced level. The majority of our customers have purchased our enhanced level of customer support and maintenance. The accounting for revenues is complex and we account for revenues in accordance with applicable U.S. generally accepted accounting principles (GAAP).
          Our order visibility remains limited, but we expect an increase in net revenues for the three months ending December 31, 2009 compared to the three months ended September 30, 2009. We continue to experience lengthened sales cycles in the evaluation and the deployment of our products as customers continue to deal with the challenging macro-economic environment.
          Cost of Net Revenues. Our cost of product revenues consists primarily of payments for components and product assembly, costs of product testing, provisions recorded for excess and obsolete inventory, provisions recorded for warranty obligations, manufacturing overhead and allocated facilities and information technology expense. Cost of service revenues is primarily comprised of personnel costs in providing technical support, costs incurred to support deployment and installation within our customers’ networks, training costs and allocated facilities and information technology expense. We decreased headcount in these functions to 88 employees as of September 30, 2009 from 96 employees as of September 30, 2008. We expect services and manufacturing operations headcount to remain relatively flat in the near term.

          Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software and hardware sold, the mix of revenue between our products, the average selling prices of our products, and the mix of revenue between products and services. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we continue to experience competitive pricing pressures on our products and we expect the average selling prices of our products to decline compared to the three months ended September 30, 2009. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the amount and complexity of design, integration and installation services.
          Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel related costs are the most significant component of our total operating expenses. Our headcount in operating functions, particularly in research and development, has increased to 385 employees as of September 30, 2009 from 376 employees as of September 30, 2008. We have re-invested a portion of our realized expense savings from our February 2009 restructuring plan to fund new product initiatives in strategic areas. Accordingly, we expect expenses to increase in the near term compared to the three months ended September 30, 2009, primarily due to a projected increase in headcount and independent contractors within research and development.
          Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Shenzhen, Peoples’ Republic of China; Westborough, Massachusetts and Redwood City, California. Due to the long-term opportunities that we see for our business, we are accelerating certain technology projects. Accordingly, we expect our research and development expense to increase in absolute dollars for the three months ending December 31, 2009 compared to the three months ended September 30, 2009, due to new product initiatives in key strategic areas for both new and existing products.
          Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to remain relatively flat in absolute dollars for the three months ending December 31, 2009 compared to the three months ended September 30, 2009.
          General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional services and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect that general and administrative expense will increase modestly in absolute dollars for the three months ending December 31, 2009 compared to the three months ended September 30, 2009, primarily due to modest projected increases in our legal fees related to a lawsuit filed by us against Imagine Communications, Inc. alleging patent infringement and other overhead expenses.
          Class action litigation charges are settlement fees and expenses, related to a series of purported shareholder class action lawsuits against officers, directors and underwriters of our initial public offering. In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 450 Contingencies, we recorded an expense of $1.5 million in our consolidated results of operations for the year ended December 31, 2008, and an additional expense of $0.5 million for the nine months ended September 30, 2009 (all of which was recorded in the three months ended June 30, 2009). These lawsuits had been settled or dismissed as of the date of this filing, and hence the Company has no further significant obligations.
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

          Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, the valuation of inventories, warranty liabilities, stock- based compensation, the allowance for doubtful accounts, the impairment of long-lived assets, and income taxes, the policies of which are discussed under the caption “Critical Accounting Policies and Estimates” in our 2008 Form 10-K filed with the SEC on March 10, 2009. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
Results of Operations
          The percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of total net revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total net revenues	100.0%	100.0%	100.0%	100.0%
Total cost of net revenues	50.0	40.8	41.3	40.3

Total gross profit	50.0	59.2	58.7	59.7

Operating expenses:
Research and development	52.7	27.4	32.6	30.8
Sales and marketing	27.1	14.6	17.4	16.7
General and administrative	20.7	11.3	13.4	11.9
Restructuring charges	—	1.5	1.3	1.7
Amortization of intangible assets	—	0.2	—	0.3
Class action litigation charges	—	—	0.5	—

Total operating expenses	100.5	55.0	65.2	61.4

Operating (loss) income	(50.5)	4.2	(6.5)	(1.7)
Interest income	2.5	2.5	2.0	3.1
Other income (expense), net	0.1	(0.3)	—	1.0

(Loss) income before provision for (benefit from) income taxes	(47.9)	6.4	(4.5)	2.4
Provision for (benefit from) income taxes	1.0	(0.1)	0.7	0.5

Net (loss) income	(48.9)%	6.5%	(5.2)%	1.9%

Net Revenues
          Total net revenues decreased 54.0% to $22.2 million for the three months ended September 30, 2009 from $48.3 million for the three months ended September 30, 2008. The $26.1 million decrease in total net revenues was primarily attributable to lower bookings being closed during the three months ended June 30, 2009, which decreased our deferred revenues coming into the three months ended September 30, 2009. While our deferred revenues increased by $2.0 million as of September 30, 2009 compared to June 30, 2009, our visibility remains limited during these challenging economic times, and pricing pressure from our competitors continues to delay sales cycles.
          Total net revenues decreased 19.9% to $105.1 million for the nine months ended September 30, 2009 from $131.2 million for the nine months ended September 30, 2008. The $26.1 million decrease was primarily due to a $34.8 million decrease in Video product revenues and a $0.6 million decrease in Data product revenues, partially offset by a $9.3 million increase in service revenues. More than 50% of the reduction in our Video product revenues was attributable to a slow down in the deployment schedule of our largest Telco customer. Additionally, Broadcast Video revenues declined as a result of our cable customers reducing their broadcast media router expansion plans, due to a reduction in advertising spending during these challenging economic times.
          Revenues from our top five customers comprised 83% and 90% of net revenues for the three months ended September 30, 2009 and 2008, respectively. Revenues from our top five customers comprised approximately 76% and 81% of net revenues for the nine months ended September 30, 2009 and 2008, respectively. Brighthouse, Comcast, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended September 30, 2009. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2009. Bright House Networks, Comcast, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended September 30, 2008. Cox

Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2008.
          For both the three and nine months ended September 30, 2009, Time Warner Cable represented more than 30% of our net revenues compared to less than 20% for both the three and nine months ended September 30, 2008. Revenues varied from period to period based upon Time Warner Cable’s deployment schedule of large Switched Digital Video projects.
          For the three months ended September 30, 2009, Verizon represented less than 20% of our net revenues compared to more than 40% for the three months ended September 30, 2008. For the nine months ended September 30, 2009, Verizon represented approximately 20% of our net revenues compared to approximately 30% for the nine months ended September 30, 2008. The decreases were due to a decline in order volume associated with a slower deployment schedule in Verizon’s video network.
          Net revenues are allocated to the geographical region based on the shipping destination of customer orders. Net revenues by geographical region as a percentage of total net revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	91.4%	94.8%	86.5%	90.8%
Asia	5.2	1.5	8.4	3.3
Europe	2.4	2.6	3.6	3.2
Americas excluding United States	1.0	1.1	1.5	2.7

Total net revenues	100.0%	100.0%	100.0%	100.0%

          Product Revenues. Product revenues decreased 67.0% to $12.6 million for the three months ended September 30, 2009 from $38.3 million for the three months ended September 30, 2008. Video product revenues decreased $25.1 million for the three months ended September 30, 2009 from the comparable prior period, due to a $17.0 million decrease in TelcoTV revenues, a $7.2 million decrease in Broadcast Video revenues and a $0.9 million decrease in Switched Digital Video revenues. Data revenues decreased $0.6 million related to the retirement of our cable modem termination system (CMTS) platform products in October 2007.
          Product revenues decreased 34.0% to $68.8 million for the nine months ended September 30, 2009 from $104.2 million for the nine months ended September 30, 2008. Video product revenues decreased $34.8 million for the nine months ended September 30, 2009 from the comparable prior period, due to a $28.9 million decrease in TelcoTV revenues and a $14.5 million decrease in Broadcast Video revenues, which was partially offset by an $8.6 million increase in Switched Digital Video revenues. Data revenues decreased $0.6 million related to the retirement of our CMTS platform products in October 2007.
          Service Revenues. Service revenues for the three months ended September 30, 2009 were $9.6 million compared to $9.9 million for the three months ended September 30, 2008, a decrease of $391,000 or 3.9%. The decrease was primarily due to a $1.0 million decrease in Data service revenues. This was partially offset by a $0.6 million increase in Video service revenues related to Video customer support and maintenance revenues.
          Service revenues for the nine months ended September 30, 2009 were $36.3 million compared to $27.0 million for the nine months ended September 30, 2008, an increase of $9.3 million or 34.5%. The increase was primarily due to a $5.6 million recognition of service revenues from decommissioned analog technology as described below, a $5.3 million increase in Video customer support and maintenance revenues from our new and installed base of customers and a $2.1 million increase in Video installation and training revenues. These increases were partially offset by a $3.7 million decrease in customer support and maintenance revenues from our retired CMTS platform products.
          In an effort to switch to all-digital broadcasting, the U.S. federal government set June 12, 2009 as the final date for full power television stations that broadcasted in analog to convert to digital only. Previously, we sold analog products to a large telecommunication customer that allowed analog transmission of video over fiber-optic lines. As part of its compliance with the move to all-digital, this customer has completed the decommissioning of the analog technology products from its network and migrated to an all-digital format. We recognized $5.6 million of the remaining deferred service revenues and a $0.5 million benefit from the reversal of warranty reserves related to these decommissioned analog technology products for the three months ended June 30, 2009.
Gross Profit and Gross Margin
          Gross profit for the three months ended September 30, 2009 was $11.1 million compared to $28.6 million for the three months ended September 30, 2008, a decrease of $17.5 million or 61.1%. Gross margin decreased to 50.0% for the three months ended September 30, 2009 compared to 59.2% for the three months ended September 30, 2008.

          Gross profit for the nine months ended September 30, 2009 was $61.8 million compared to $78.3 million for the nine months ended September 30, 2008, a decrease of $16.5 million or 21.1%. Gross margin decreased to 58.7% for the nine months ended September 30, 2009 compared to 59.7% for the nine months ended September 30, 2008.
          Product Gross Margin. Product gross margin for the three months ended September 30, 2009 was 35.1% compared to 56.2% for the three months ended September 30, 2008. Product gross margin decreased primarily due to lower absorption of fixed manufacturing costs, a higher concentration of revenues being generated from lower margin hardware products and continued downward pricing pressure. These factors were partially offset by a modest decrease in manufacturing overhead expenses due to our reduction in headcount as well as operational efficiencies gained by centralizing our manufacturing operations in Massachusetts and a modest decrease in warranty expense. Product gross margin for the three months ended September 30, 2009 and 2008 included stock-based compensation expense of $0.3 million and $0.2 million respectively.
          Product gross margin for the nine months ended September 30, 2009 decreased to 50.3% from 58.3% for the nine months ended September 30, 2008, due to a higher concentration of revenues being generated from lower margin hardware products, and continued downward pricing pressure. Additionally, product gross margin in 2008 was positively impacted by an unusually high concentration of higher margin software revenues in the first quarter. These factors were partially offset by a $1.8 million decrease in manufacturing overhead expenses due to our reduction in headcount as well as operational efficiencies gained by centralizing our manufacturing operations in Massachusetts. Warranty expense decreased $0.8 million, primarily related to a $0.5 million benefit from the reversal of warranty reserves related to decommissioned analog products. Product gross margin for the nine months ended September 30, 2009 and 2008 included stock-based compensation expense of $0.9 million and $0.8 million respectively.
          Services Gross Margin. Services gross margin for the three months ended September 30, 2009 was 69.8% compared to 70.4% for the three months ended September 30, 2008. The decrease was due to a $0.4 million decrease in service revenues and a $0.1 million increase in cost of services, which was primarily related to an increase in independent contractor costs. Services gross margin for both the three months ended September 30, 2009 and 2008 included stock-based compensation expense of $0.2 million.
          Services gross margin for the nine months ended September 30, 2009 was 74.8% compared to 65.1% for the nine months ended September 30, 2008. The increase was due to a $9.3 million increase in service revenues, primarily attributable to $5.6 million recognition of deferred service revenues from decommissioned analog products with no related cost of service. Additionally, cost of services decreased $0.3 million primarily from lower compensation expense and travel due to a lower average headcount. Services gross margin for the nine months ended September 30, 2009 and 2008 included stock-based compensation expense of $0.6 million and $0.5 million respectively.
Operating Expenses
          Research and Development. Research and development expense was $11.7 million for the three months ended September 30, 2009, or 52.7% of net revenues, compared to $13.2 million for the three months ended September 30, 2008, or 27.4% of net revenues. While our headcount increased 8.2%, expense decreased $1.5 million primarily due to a $1.1 million decrease in salary and related benefits as a result of a shift of headcount to a more cost effective location in Shenzhen, China. Additionally, bonus expense decreased by $0.8 million for the three months ended September 30, 2009 compared to the same period in 2008 as a result of a decline in our financial performance. These factors were partially offset by an increase in stock-based compensation, which was $1.3 million for the three months ended September 30, 2009 compared to $1.0 million for the three months ended September 30, 2008.
          Research and development expense was $34.3 million for the nine months ended September 30, 2009, or 32.6% of net revenues, compared to $40.4 million for the nine months ended September 30, 2008, or 30.8% of net revenues. The decrease of $6.1 million was due to a $3.3 million decrease in salary and related benefits as a result of a shift of headcount to a more cost effective location in Shenzhen, China, a decrease of $1.9 million in bonus expense, and a $0.9 million reduction in independent contractor costs. In addition, travel, facility costs and other overhead expenses decreased $0.7 million due to cost containment efforts. These factors were partially offset by a $0.7 million increase in stock-based compensation, which was $3.6 million for the nine months ended September 30, 2009 compared to $2.9 million for the nine months ended September 30, 2008.
          Sales and Marketing. Sales and marketing expense was $6.0 million for the three months ended September 30, 2009, or 27.1% of net revenues, compared to $7.1 million for the three months ended September 30, 2008, or 14.6% of net revenues. The decrease of $1,048,000 was primarily due to a $1.1 million decrease in compensation expenses and a $0.2 million decrease in travel expenses, both related to a decrease in headcount and cost containment efforts. These factors were partially offset by a $0.3 million increase in marketing programs and customer events. Stock-based compensation expense was $0.7 million for both the three months ended September 30, 2009 and 2008.
          Sales and marketing expense was $18.3 million for the nine months ended September 30, 2009, or 17.4% of net revenues, compared to $21.9 million for the nine months ended September 30, 2008, or 16.7% of net revenues. The decrease of $3.6 million was primarily due to a $2.8 million decrease in compensation expense and a $0.5 million decrease in travel expenses, both related to a reduction in headcount. Additionally, overhead expenses decreased by $0.2 million due to cost containment efforts. Stock-based compensation expense was $1.8 million for the nine months ended September 30, 2009 compared to $1.9 million for the nine months ended September 30, 2008.

          General and Administrative. General and administrative expense was $4.6 million for the three months ended September 30, 2009, or 20.7% of net revenues, compared to $5.4 million for the three months ended September 30, 2008, or 11.3% of net revenues. The decrease of $0.8 million was primarily due to a $0.5 million decrease in bonus expense, a $0.2 million decrease in salary and related benefits as a result of a reduction in headcount and a decrease of $0.3 million in outside services and overhead expenses. These factors were partially offset by a $0.2 million increase in stock-based compensation, which was $1.2 million for the three months ended September 30, 2009 compared to $1.0 million for the three months ended September 30, 2008.
          General and administrative expense was $14.1 million for the nine months ended September 30, 2009, or 13.4% of net revenues, compared to $15.6 million for the nine months ended September 30, 2008, or 11.9% of net revenues. The decrease of $1.5 million was primarily due to $0.9 million decrease in litigation-related activities and Sarbanes-Oxley 404 compliance work, a $0.6 million decrease in bonus expense as a result of a decline in our financial performance, a $0.4 million decrease in base compensation and related benefits as a result of a reduction in headcount, and a $0.4 million decrease in facility and overhead expenses as a result of cost containment efforts. These factors were partially offset by an increase in stock-based compensation, which was $3.5 million for the nine months ended September 30, 2009 compared to $2.6 million for the nine months ended September 30, 2008.
          Restructuring Charges. Restructuring charges were zero for the three months ended September 30, 2009 compared to $0.7 million for the three months ended September 30, 2008. Restructuring charges were $1.4 million for the nine months ended September 30, 2009, compared to $2.2 million for the nine months ended September 30, 2008. Restructuring charges for the nine months ended September 30, 2009 included $0.7 million for severance and related costs pursuant to which employees were terminated, and a $0.7 million charge related to the expected increased time and cost required to sublease our vacated facility as a result of an unfavorable leasing environment. The facility was originally closed as part of our October 2007 restructuring plan. The costs associated with facility lease obligations are expected to be paid over the remaining term, which extends to March 2012. Restructuring charges of $2.2 million for the nine months ended September 30, 2008 related to lease termination charges of $1.7 million and severance and related expenses of $0.5 million due to a reduction in headcount.
          Class action litigation charges. As a defendant in various class action lawsuits, all of which were settled or dismissed as of September 30, 2009, we incurred charges of $0.5 million for the nine months ended September 30, 2009 (all of which were incurred in the three months ended June 30, 2009) compared to zero for the nine months ended September 30, 2008.
Interest income
          Interest income was $0.5 million for the three months ended September 30, 2009 compared to $1.2 million for the three months ended September 30, 2008, and was $2.1 million for the nine months ended September 30, 2009 compared to $4.1 million for the nine months ended September 30, 2008. The decreases in interest income were primarily attributable to lower interest rates. Additionally, our cash, cash equivalents and marketable securities decreased by $3,334,000 to $161.6 million as of September 30, 2009 from $165.0 million as of September 30, 2008.
Other income (expense), net
          Other income (expense), net, which consists primarily of foreign exchange gains (losses), was income of $31,000 for the three months ended September 30, 2009 compared to an expense of $145,000 for the three months ended September 30, 2008. Other income (expense), net, was expense of $62,000 for the nine months ended September 30, 2009 compared to an income of $1.3 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we reduced our forecasted cash flows in Israeli New Shekels and reduced the notional value of our outstanding derivatives with maturity dates of June through December 2008. As a result, our derivative instruments were no longer deemed effective from an accounting perspective, resulting in a $1.0 million gain for the nine months ended September 30, 2008, compared to zero in the same period in 2009.
Provision for income taxes
          We estimate current tax exposure and temporary differences resulting from differing treatment of particular items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included on our condensed consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance to reduce the carrying value of these deferred tax assets. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
          We recorded a valuation allowance as of September 30, 2009 against certain of our deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

          Income tax expense for the three months ended September 30, 2009 was $0.2 million on a pre-tax loss of $10.6 million, compared to $35,000 of income tax benefit on pre-tax income of $3.1 million for the three months ended September 30, 2008. Income tax expense for the nine months ended September 30, 2009 was $0.8 million on a pre-tax loss of $4.7 million, compared to $0.7 million of tax expense on pre-tax income of $3.1 million for the nine months ended September 30, 2008.
          The income tax provision includes U.S. federal, state, local and foreign income taxes and is based on the application of a forecasted annual income tax rate to the pre-tax income (loss) for the period. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, the impact that existing U.S., state, local and foreign tax laws have to the jurisdiction in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.
          For the nine months ended September 30, 2009, our effective tax rate, which includes discrete items, was negative 16.2% compared to 20.9% for the nine months ended September 30, 2008. The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to the change in pre-tax income, differential in foreign tax rates, non deductible stock compensation expense, income tax credits, other currently non-deductible items, movement in our valuation allowance and various discrete items.
          In compliance with ASC 740 Income Taxes, we had gross unrecognized tax benefits of approximately $3.0 million as of September 30, 2009 and $2.3 million as of December 31, 2008. Outside of any related valuation allowance, if all of these unrecognized tax benefits were recognized, the entire amount would impact the provision for income taxes. We expect the unrecognized tax benefits to increase by $0.5 million in the next 12 months.
          Our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. Our major tax jurisdictions are the U.S. and Israel. The tax years 1998 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2005 through 2008 remain open and subject to examination by the appropriate governmental agencies in Israel.
Liquidity and Capital Resources
Overview
          Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of September 30, 2009, we had no long-term debt outstanding.
Cash Flow
          Cash, cash equivalents and marketable securities. We had approximately $161.6 million of cash, cash equivalents, and marketable securities as of September 30, 2009. Marketable securities consist principally of corporate debt securities, commercial paper and securities of U.S. agencies with remaining time to maturity of two years or less. Restricted cash of $0.5 million as of September 30, 2009 was not included in cash and cash equivalents.
          Operating activities
          The key line items affecting cash from operating activities were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net (loss) income	$(5,501)	$2,458
Add back non-cash charges	17,368	16,595

Net income before non-cash charges (1)	11,867	19,053
Decrease in accounts receivable, net	2,419	11,228
Decrease (increase) in inventories, net	1,255	(463)
Decrease in deferred revenues	(18,713)	(7,030)
Decrease in accounts payable and accrued and other liabilities	(7,397)	(5,999)
Other, net	(404)	(971)

Net cash (used in) provided by operating activities	$(10,973)	$15,818

(1)	Non-cash charges primarily related to stock-based compensation and depreciation of property and equipment.
          We generated cash from net income before non-cash charges of $11.9 million and $19.1 million for the nine months ended September 30, 2009 and 2008, respectively. The cash generated was offset by a reduced number of orders booked and shipped.

resulting in a decrease in deferred revenues of approximately $18.7 million for the nine months ended September 30, 2009. Additionally, the timing of payments to our vendors and other service providers resulted in usage of an additional $7.4 million of cash in the nine months ended September 30, 2009 compared to $6.0 million in the nine months ended September 30, 2008. We expect cash from operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management and the timing and amount of taxes and other payments.
          Investing Activities
          Our investing activities used cash of $15.9 million and $20.4 million for the nine months ended September 30, 2009 and 2008, respectively, primarily from net purchases of marketable securities of $10.6 million, the purchase of property and equipment, primarily computer and engineering equipment of $3.0 million, and the purchase of a software license for $2.5 million.
          Financing Activities
          Our financing activities provided cash from the issuance of common stock (through the exercise of stock options and sale of stock under our employee stock purchase plan) of $3.4 million for the nine months ended September 30, 2009, compared to $4.1 million for the nine months ended September 30, 2008. As of September 30, 2009, we had no long-term debt outstanding.
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
Contractual Obligations and Commitments
          Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The lease for our corporate headquarters was scheduled to expire in December 2009. In June 2009, we extended this lease through December 2011 and also modestly increased the amount of space covered under the lease. Amounts payable under this new lease extension total $0.6 million. Apart from this lease extension, there were no material changes to our contractual obligations during the nine months ended September 30, 2009.
Off-Balance Sheet Arrangements
          As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Interest Rate Sensitivity
          The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. To control this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of September 30, 2009, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended September 30, 2009, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.
          Foreign Currency Risk
          Our sales contracts are primarily denominated in U.S. dollars, and therefore the majority of our revenues are not subject to foreign currency risk. However, if we extend credit to international customers and the U.S. dollar appreciates against our customers’ local currency there is an increased collection risk as it will require more local currency to settle our U.S. dollar invoice.

          Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging, would have resulted in an increase in our loss before taxes of approximately $0.7 million for the three months ended September 30, 2009.
          We continue to hedge our projected exposure to exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel, and accordingly we do not anticipate that fluctuations will have a material impact on our financial results for the three months ending December 31, 2009. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short-term in nature, a long-term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.
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
Changes in Internal Control over Financial Reporting
          During the three months ended September 30, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          A discussion of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Legal Proceedings” in Part I, Item 1 of this quarterly report on Form 10-Q.
Item 1A. RISK FACTORS
          An investment in our equity securities involves significant risks. Any of these risks, as well as other risks not currently known to us or that we currently consider immaterial, could have a material adverse effect on our business, prospects, financial condition or operating results. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.
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
          The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:
•	available capital and access to financing;

•	annual budget cycles;

•	overall consumer demand for video services and the acceptance of newly introduced services;

•	competitive pressures, including pricing pressures;

•	changes in general economic conditions due to fluctuations in the equity and credit markets or otherwise;

•	the impact of industry consolidation;

•	the strategic focus of our customers and potential customers;

•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	discretionary customer spending patterns;

•	bankruptcies and financial restructurings within the industry; and

•	work stoppages or other labor-related issues that may impact the timing of orders and revenues from our customers.
          In the nine months ended September 30, 2009, we saw reduced capital spending by our customers. Any continued slowdown or delay in the capital spending by service providers as a result of any of the above factors would likely have a significant adverse impact on our quarterly revenue and profitability levels.
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
          Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These factors include:

•	the level and timing of capital spending by our customers, both in the U.S. and in international markets;

•	the timing, mix and amount of orders, especially from significant customers;
•	the level of our deferred revenue balances;
•	changes in market demand for our products;
•	our ability to secure significant orders from our customers;
•	our mix of products sold;
•	the mix of software and hardware products sold;
•	our unpredictable and lengthy sales cycles, which typically range from six to 18 months;
•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and result in delays in recognizing revenue;
•	our ability to design, install and receive customer acceptance of our products;
•	materially different acceptance criteria in master purchase agreements with key customers, which can result in large amounts of revenue being recognized, or deferred, as the different acceptance criteria are applied to large orders;
•	new product introductions by our competitors;
•	market acceptance of new or existing products offered by us or our customers;
•	competitive market conditions, including pricing actions by our competitors;
•	our ability to complete complex development of our software and hardware on a timely basis;
•	unexpected changes in our operating expenses;
•	the impact of new accounting and disclosure rules;
•	the cost and availability of components used in our products;
•	the potential loss of key manufacturer and supplier relationships; and
•	changes in domestic and international regulatory environments.
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
          Historically, a large portion of our sales have been to a limited number of large customers. Revenues from our top five customers comprised 83% and 90% of net revenues for the three months ended September 30, 2009 and 2008, respectively. Revenues from our top five customers comprised approximately 76% and 81% of net revenues for the nine months ended September 30, 2009 and 2008, respectively. Brighthouse, Comcast, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended September 30, 2009. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2009. We believe that for the foreseeable future our net revenues will be concentrated in a limited number of large customers.

          We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions, more cautious spending patterns due to the ongoing economic weakness or other factors) is likely to have a material negative impact on our operating results. In addition, as the consolidation of ownership of cable operators and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation due to the significant capital costs of constructing video, voice and data networks and for other reasons. Further business combinations may occur in our customer base, which will likely result in increased purchasing leverage by customers over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.
Continued weak general economic conditions may adversely affect our financial condition and results of operations and make our future business more difficult to forecast and manage.
          Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the continued tight credit markets and concerns regarding the availability of credit, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and therefore harm our business and results of operations.
          More generally, we are unable to predict how deep the current economic weakness will be or how long it will last. There can be no assurances that government responses to this weakness will restore confidence in the U.S. and global economies. We expect our business to be adversely impacted by any significant or prolonged weakness in the U.S. or global economies as our customers’ capital spending is expected to be reduced during an economic downturn. For example, one of our customers filed for bankruptcy on March 27, 2009 to implement a restructuring aimed at improving their capital structure. The uncertainty regarding the U.S. and global economies also has made it more difficult for us to forecast and manage our business.
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
          The markets for selling network-based hardware and software products to service providers are extremely competitive and have been characterized by rapid technological change. We compete broadly with system suppliers including ARRIS Group, Cisco Systems, Harmonic, Motorola, SeaChange International and a number of smaller companies. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we have. Given their capital resources, long-standing relationships with service providers worldwide, and broader product lines, many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. If we are unable to overcome these resource advantages, our competitive position would suffer.
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
          In recent years, we have seen consolidation among our competitors, such as Cisco’s acquisition of Scientific Atlanta, Motorola’s acquisition of Terayon, and purchases of Video on Demand, or VOD, solutions by each of ARRIS Group, Cisco, Harmonic Inc. and Motorola. In addition, some of our competitors have entered into strategic relationships with one another to offer a more comprehensive solution than would be available individually. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in the evolving industry for video by increasing the amount of commercial and technical integration of their video products. Due to our comparatively small size and comparatively narrow product offerings, our ability to compete will depend on our ability to partner with companies to offer a more complete overall solution. If we fail to do so, our competitive position will be harmed and our sales will likely suffer. These combined companies may offer more compelling product offerings and may be able to offer greater pricing flexibility, making it more difficult for us to compete while sustaining acceptable gross margins. Finally, continued industry consolidation may impact customers’ perceptions of the viability of smaller companies, which may affect their willingness to purchase products from us. These competitive pressures could harm our business, operating results and financial condition.

We have been unable to achieve sustained profitability, which could harm the price of our stock.
          Historically, we have experienced significant operating losses and we were not profitable in the three months ended September 30, 2009. If we fail to achieve sustained profitability in the future, it will harm our long-term business and we may not meet the expectations of the investment community in the future, which would have a material adverse impact on our stock price.
We anticipate that our gross margins will fluctuate with changes in our product mix and expected decreases in the average selling prices of our hardware and software products, which will adversely impact our operating results.
          Although we experienced some decline in our product gross margins in the three months ended September 30, 2009, in recent periods we have reported relatively high gross margins. It is unlikely we will be able to maintain these high margins in future periods. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. For example, our master agreement with Verizon provides for contractually-negotiated annual price reductions. Additionally, our failure to develop and introduce new products on a timely basis would likely contribute to a decline in our gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.
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
          For these and other reasons, our sales cycles generally have been between six and 18 months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter or subsequent quarters could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders.
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
          Historically, we have had high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. As of September 30, 2009, our deferred revenue balance was lower than all but one quarter end since December 31, 2007. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility and harm our stock price.

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
          Our product development efforts require substantial research and development expense, as we develop new technology, including the recently launched BigBand MSP2000 and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these new solutions. Our research and development expense was $11.7 million for the three months ended September 30, 2009, and there can be no assurance that we will achieve an acceptable return on our research and development efforts, and no assurance that we will be able to deliver our solutions in time to achieve market acceptance.
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
          Prior to 2006, our sales were primarily to cable operators. Since 2006, we have generated significant revenues from telecommunications companies, though our revenues from these customers declined for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decline was largely because our largest Telco customer has recently slowed the purchase of our solutions. Our ability to grow will be dependent on our selling Video products to telecommunications companies. Although a number of our existing products are being deployed in these networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecommunications company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telecommunications companies to provide video services without upgrading their current system infrastructure or provide them a more cost-effective method of delivering video services than our products, projected sales of our Video products will suffer. Even if these providers choose our Video solutions, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.
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

          International sales represented $1.9 million of our net revenues for the three months ended September 30, 2009 compared to $2.5 million for the three months ended September 30, 2008. Our international sales depend upon our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.
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
          Our international operations, the international operations of our contract manufacturers and our outsourced development contractors, and our efforts to increase sales in international markets, are subject to a number of risks, including:
•	continued adverse conditions in the global economy;
•	fluctuations in the value of local currencies in the markets we are attempting to penetrate may adversely affect the price competitiveness of our products;
•	fluctuations in currency exchange rates, primarily fluctuations in the Israeli New Shekel, may have an adverse effect on our operating costs;
•	political and economic instability;
•	unpredictable changes in foreign government regulations and telecommunications standards;
•	legal and cultural differences in the conduct of business;
•	import and export license requirements, tariffs, taxes and other trade barriers;
•	difficulty in collecting accounts receivable;
•	potentially adverse tax consequences;
•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;
•	difficulty in protecting our intellectual property;
•	acts of war or terrorism and insurrections;
•	difficulty in staffing and managing foreign operations; and
•	changes in economic policies by foreign governments.
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
          Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, or succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products to existing customers would be adversely affected and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. Our failure to maintain high-quality support and services would have a material adverse effect on our business, operating results and financial condition.
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
          A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of September 30, 2009, we had 167 full-time employees located in Israel. In addition, we have additional capabilities at this facility consisting of customer service, marketing and general and administrative employees. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006 and in Gaza in 2008, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the history of terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.
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
          As of September 30, 2009, we had $27.5 million in cash and cash equivalents and $134.1 million in investments in marketable debt securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.
          Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.
We depend on a limited number of third parties to provide key components of, and to provide manufacturing and assembly services with respect to, our products.
          We and our contract manufacturers obtain many components necessary for the manufacture or integration of our products from a sole supplier or a limited group of suppliers. We or our contract manufacturers do not always have long-term agreements in place with such suppliers. As an example, we do not have a long-term purchase agreement in place with PowerOne, the sole supplier of power supplies for our products. Our direct and indirect reliance on sole or limited suppliers involves several risks, including the inability to obtain an adequate supply of required components, and reduced control over pricing, quality and timely delivery of components. Our ability to deliver our products on a timely basis to our customers would be materially adversely impacted if we or our contract manufacturers needed to find alternative replacements for (as examples) the chassis, chipsets, central processing units or power supplies that we use in our products. Significant time and effort would be required to locate new vendors for these alternative components, if alternatives are even available. Moreover, the lead times required by the suppliers of certain of these components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. Even as we increase our use of standardized components, we may experience supply chain issues, particularly as a result of market volatility. Such volatility could lead suppliers to decrease inventory, which in turn would lead to increased manufacturing lead time for us. In addition, increased demand by third parties for the components we use in our products (for example, Field Programmable Gate Arrays or other semiconductor technology) may lead to decreased availability and higher prices for those components from our suppliers, since we carry little inventory of our products and product components. As a result, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.
          With respect to manufacturing and assembly, we currently rely exclusively on a number of suppliers including Flextronics or Benchmark, depending on the product, to assemble our products, manage our supply chain and negotiate component costs for our Video solutions. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays (including delays in their ability to purchase components, as noted above), disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If these contract manufacturers are unable to negotiate with their suppliers for reduced component costs, our operating results would be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change contract manufacturers, we may lose net revenues, incur increased costs and damage our customer relationships.
Our failure to adequately protect our intellectual property and proprietary rights, or to secure such rights on reasonable terms, may adversely affect us.
          We hold numerous issued U.S. patents and have a number of patent applications pending in the U.S. and foreign jurisdictions. Although we attempt to protect our intellectual property rights through patents, copyrights, trademarks, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot be sure that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Despite our efforts, other competitors may be able to develop technologies that are similar or superior to our technology, duplicate our technology to the extent it is not protected, or design around the patents that we own. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
          In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties whether to avoid infringement or because a specific functionality is necessary for a successful product launch. These third parties may be willing to enter into technology development or licensing agreements only on a costly royalty basis or on terms unacceptable to us, or not at all. Our failure to enter into technology development or licensing agreements on reasonable terms, when necessary, could limit our ability to develop and market new products and could cause our business to suffer. For example, we could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.
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
          We incorporate open source software into our products, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make generally available, in source code form, proprietary code that links to certain open source modules, re-engineer our products, discontinue the sale of our products if re-

engineering could not be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.
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
          In addition, we may be subject to customs duties and export quotas, which could have a significant impact on our revenue and profitability. While we have not yet encountered significant regulatory difficulties in connection with the sales of our products in international markets, the future imposition of significant increases in the level of customs duties or export quotas could have a material adverse effect on our business.
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
          We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We incurred significant costs and demands upon management as a result of complying with these laws and regulations affecting us as a public company. In addition, the Financial Accounting Standards Board’s recent codification could lead to more complex, time consuming or difficult disclosures in the near term. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.
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
          Historically, we have experienced periods of rapid growth in our business. However, in the past year, we have experienced periodic declines in revenues. In response to these declines, we have undertaken several reductions in force. Effectively managing our business with reduced headcount in some areas will likely place increased strain on our resources. For example, we may need to hire additional development and customer support personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future, such growth will result in increased responsibilities for our management personnel. Managing any future growth will require substantial resources that we may not have or otherwise be able to obtain.
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

Item 6. EXHIBITS

3.1B		Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2B		Form of Amended and Restated Bylaws of the Registrant (1)

10.28		Offer Letter Agreement — Sean Rooney

10.29		Letter Agreement — Dennis Wolf

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

*	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2009

BigBand Networks, Inc.
By:	/s/ Maurice L. Castonguay
Maurice L. Castonguay, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1B		Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2B		Form of Amended and Restated Bylaws of the Registrant (1)

10.28		Offer Letter Agreement — Sean Rooney

10.29		Letter Agreement — Dennis Wolf

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

*	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.