Form 10-K
period 2009-12-31
BigBand Networks, Inc.
filed 2010-03-05
CIK 1381325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33355

BigBand Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3444278
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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
       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $221 million. The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 67,314,145.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2010 Annual Stockholders’ Meeting are incorporated by reference in Part III of this Annual Report on Form 10-K.

BigBand Networks, Inc.

FORM 10-K
for the fiscal year ended December 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) includes forward looking statements. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “project,” “intend,” “expect” and similar expressions are intended to identify forward looking statements. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, long-term and long-term business operations and objectives, and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of this Form 10-K. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements.

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

You should not rely upon our forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that our future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

This Form 10-K also contains statistical data and estimates that we obtained from industry publications and reports generated by Forrester Research. Although we have assessed the information in the publications and found it to be reasonable and believe the publications are reliable, we have not independently verified the data.

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the Securities and Exchange Commission (SEC) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we currently expect.

PART I

Item 1.	BUSINESS

Overview

We develop, market and sell network-based platforms that enable cable multiple system operators (MSOs) and telecommunications companies (collectively, service providers) to offer video services across coaxial, fiber and copper networks. We were incorporated in Delaware in December 1998. Since that time, we have developed significant expertise in rich media processing, communications networking and bandwidth management. Our customers are using our platforms to expand high-definition television (HDTV) services, and enable high-quality video advertising programming to subscribers. Our Broadcast Video, TelcoTV, Switched Digital Video and IPTV (Personalized Video) solutions are comprised of a combination of software and programmable hardware platforms. We have sold our solutions to more than 200 customers globally. We sell our products and services to customers in the U.S. and Canada through our direct sales force. Domestically, our customers include Bright House, Cablevision, Charter, Comcast, Cox, Time Warner Cable and Verizon, which are seven of the ten largest service providers in the U.S. We sell to customers internationally through a combination of direct sales and resellers. Our largest international resellers include Guangdong Tongke, Sugys and Ssangyong, who sell to end users such as Jiangsu Cable and LG Powercom.

Industry Background

MSOs and telecommunications companies derive most of their revenues from consumer subscriptions for video, voice or data services and from advertising. To attract and retain subscribers, service providers are increasingly bundling video, voice and data services, and offering richer and more personalized services. The competition for video subscriptions has been increasing over time, with initial competition coming from satellite video providers, more recently between cable MSOs and telecommunications companies and most recently from the entry of media companies, such as Hulu and Apple, offering video programming directly to consumers through the Internet. In this competition, the service providers are competing on the volume of HD programs and personalization that they can offer to subscribers.

Consumer Demands

Given increasing competition, service providers are attempting to differentiate their offerings by addressing changing consumer behavior and evolving advertiser demands. Spurred by the delivery of video over the Internet, consumers are increasingly directing their spending on video services to those providers offering services that more offer greater personalization of content, a higher quality experience and greater ease and speed of access to their video services.

•	Personalization. With the proliferation in content, consumers are seeking content that is increasingly customized to their personal interests. This personalized content spans everything from the purchase of downloadable episodes of television programming to customized video programming, such as Video on Demand (VOD) and niche channel packages.

•	Richer Video Content. Consumers are demanding a higher quality experience, whether online or in their television viewing. As a result, consumers are continuing to purchase HDTVs and high-speed data services to access richer content, such as HD programming, user-generated video clips and interactive online video games. For example, Forrester Research estimates that 57% of all U.S. households will have HD televisions by the end of 2010.

•	Ease and Speed of Access. In an increasingly mobile world, consumers desire faster access to content from virtually anywhere using a wide range of devices, such as portable media players, televisions, mobile phones, personal digital assistants and personal computers.

Consumers have been able to gain greater personalization, richer content and better access to their voice and data services using network-based technologies. For video, however, there has been only a limited response to these consumer demands. To offer richer, more personalized content at the speeds consumers expect, and to capture the larger video subscription opportunity, service providers are developing networks with the bandwidth to deliver richer video services and the intelligence to tailor video services and direct advertising to individual subscribers.

Advertiser Demands

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

•	Relevancy. Advertisers are demanding that their advertisements be addressed to a relevant audience. For example, they desire to target video advertising to particular geographic zones, and ultimately want to tailor advertising to specific subscribers.

•	Interactivity. Advertisers want to provide consumers with an easy and immediate way to respond to an advertisement. For example, advertisers would like to provide subscribers with the ability to use a remote control to immediately access additional product information associated with a television advertisement.

•	Measurability. Advertisers are seeking ad distribution networks that allow them to measure the effectiveness of their ad spending and are willing to pay more for video advertisements that result in a higher consumer response rate.

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

Intelligent, High-Bandwidth Video Networks are Needed

Current service provider networks are not fully equipped for increasingly rich and interactive video content. Cable MSOs that originally built their networks for the one-way broadcast of analog video content still lack the capacity to deliver as much of the rich content and interactivity increasingly required by consumers and advertisers. Telecommunications companies originally constructed low-bandwidth networks capable of delivering highly interactive voice services, but without the bandwidth necessary to fully deliver rich video services. Collectively, cable MSOs and telecommunications companies share a need to develop intelligent, high-bandwidth video networks for their consumer and advertiser customers.

Delivering high-quality, personalized video services and relevant video-based advertising has strained service providers’ existing network infrastructures. For a robust delivery of these services, service providers must overcome the following challenges:

•	Bandwidth Limitations Posed by Video. Service providers’ fixed-bandwidth networks are not fully equipped for the volume and richness of content being demanded by subscribers. For example, a typical HDTV video stream requires 19.4 megabits per second (Mbps) of continuous bandwidth, which is up to ten times the bandwidth required by a standard definition video stream and substantially greater than the 10 Mbps limit of most copper-based network data connections. To meet the demand for more and richer content such as HDTV, service providers must either undertake a costly capital expansion of their network infrastructures or use their existing infrastructure more efficiently.

•	Difficulty of Delivering a High-Quality Video Experience. Service provider networks are inherently prone to packet loss, error and delay. This problem is exacerbated as the richness and volume of the content being delivered across the network increases. Importantly, HDTV is approximately 1,000 times more sensitive to packet loss, error and delay than voice and data services. To ensure a consistent high-quality subscriber viewing experience, service providers must find solutions that maintain the integrity of the video streams as these streams are delivered across their networks.

•	Lack of Customized Video Programming. Existing networks lack the intelligence to allow service providers to understand and react to subscriber television viewing behavior. As a result, service providers lack the ability to deliver video programming packages tailored to the interests of specific subscribers or groups of subscribers. To deliver customized video programming, service providers require networks that will enable them to understand subscriber viewing behavior and, based on that understanding, allow them to deliver new video channels and programming packages to specific subscribers or groups of subscribers.

•	Requirement for More Relevant Video Advertising. Advertisers are demanding that their advertisements be addressed to a relevant audience. To satisfy this demand, service providers need the capability to deliver video advertising to particular geographic segments and demographic groups, and ultimately, to tailor advertising to specific subscribers. In most broadcast implementations, service providers lack the capability to distinguish one subscriber from another and the capacity to insert tailored advertising into a continuous video stream without degrading service quality. Service providers are seeking solutions that will enable the seamless insertion of relevant advertisements into video streams.

•	High Cost of Infrastructure Investment. Service providers have invested heavily to establish their existing network infrastructures, including the deployment of a significant number of cable set-top boxes. Service providers must either make significant investments to upgrade or replace their existing infrastructure, or find ways to extend the useful life of their installed equipment. Service providers generally prefer network-based capital investments since these costs can be allocated across many subscribers without costly replacement of existing set-top boxes.

•	Need to Rapidly Deliver Advanced Services. Historically, service providers have needed to make very large capital expenditures to purchase replacement network equipment to support next-generation services. With the increasing pace of change, service providers require platforms with the flexibility to rapidly deploy advanced video services while minimizing lengthy and capital-intensive network upgrades.

Service providers face common challenges — how to rapidly and economically offer an increasing amount of video content, deliver a more compelling user experience and deliver more relevant programming and advertising to their subscribers. The technical and bandwidth challenges associated with delivering video services creates a need for platforms designed for reliable and cost-effective video delivery.

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

Our solution offers the following key benefits:

•	Intelligent Bandwidth Management. Using our solutions, service providers can address their increasing bandwidth needs. For example, we offer what we believe to be the most widely deployed switched digital video solution commercially available today. Our Switched Digital Video solution only transmits channels to subscribers when the subscribers in a service group are in the process of watching those channels, instead of broadcasting all channels to all subscribers all the time. This enables service providers to achieve 50% or greater savings in bandwidth usage for digital subscribers, allowing service providers to offer additional services (such as HDTV channels) without altering the subscriber viewing experience.

•	High-Quality Video Experience. Our solutions allow service providers to minimize the likelihood of video quality errors by detecting potential video quality degradation in real-time and correcting such degradation before the video stream is delivered to subscribers. Our Broadcast Video solution is designed to increase the volume and quality of video delivered across a fixed-bandwidth network by optimizing the delivery of video streams, while our program level redundancy functionality adds the switching capability to automatically provision an alternative video stream should the quality of the primary stream begin to degrade.

•	Enhanced Video Personalization. Using our solutions, service providers have the ability to understand the viewing habits of their customers and, as a result, can more accurately tailor programming packages to the interests of their subscribers. For example, our Switched Digital Video solution enables service providers to satisfy consumer demand for increasingly personalized content by expanding the number of channels that can be offered because selected channels are only delivered when the channel is requested by a subscriber in the service group. Using this solution, one of our customers was able to offer additional channel packages tailored to demographic groups.

•	Ability to Deliver Relevant Video Advertising. Our solutions allow service providers to insert advertising tailored to specific subscriber groups. For example, using our IPTV solution, service providers can simultaneously insert different ads into multiple copies of the same program and forward them to specific geographic zones. This allows service providers to attract advertisers interested in reaching niche markets.

•	Improved Return on Existing Infrastructure Investment. Our network-based solutions allow service providers to manage service quality from the network, rather than deploying costly personnel and equipment at the customer premises. Because our solutions are deployed at the network level, service providers can leverage their infrastructure investment across many subscribers and avoid the hardware and service costs associated with an upgrade of equipment in the homes of subscribers.

•	High Availability. Our solutions are built utilizing carrier class hardware that provides our customers with solutions that offer improved uptime of the platforms for the video services they deliver to consumers. The high availability of our platforms is designed to reduce the cost of maintenance of these platforms, and as a result reduce the total cost of ownership.

•	Platform Flexibility. Our solutions feature a fully programmable hardware and modular software architecture. Our field-upgradable hardware is designed to meet service provider platform flexibility requirements and to minimize the need to replace existing hardware.

Strategy

Our objective is to be the leading provider of network-based products that enable the delivery of high-bandwidth, high-quality video services and more effective video advertising. Key elements of our strategy include the following:

•	Enhance Technology Leadership Position. Our core strength is our media processing and video systems design expertise. We use this expertise to deliver what we believe to be the most-widely deployed switched digital video product commercially available today. We will continue leveraging our expertise to deliver solutions that focus on optimizing network infrastructure and enabling delivery of a high-quality user experience.

•	Leverage Modular Architecture to Accelerate New Product Introduction. We have created a series of media processing software modules that, when combined with our programmable hardware and switching fabric, serve as the foundation for a range of network-based solutions. We believe our software modules can serve as the foundation for rapidly delivering solutions that address our customers’ bandwidth and service delivery needs.

•	Expand Footprint Within Existing Customer Base. We have customer relationships with a number of service providers both in the U.S. and internationally, including seven of the ten largest service providers in the U.S. We believe these customer relationships give us a strong advantage in understanding our customers’ network challenges and delivering timely solutions. We will continue to work closely with our customers on the designs of their network architectures and emerging services, expand our relationships with these customers to deploy more of our existing applications and develop and deliver new applications to address their network challenges.

•	Expand Customer Base. Service providers deploy video services to subscribers across networks based on coaxial, fiber and copper. We have successfully deployed our solutions across these access technologies. We are currently providing Verizon with a solution that allows digital transmission of video over fiber-optic lines. Other telecommunications companies deploying video services over existing DSL lines leverage our media processing expertise to provide such video services. Still others use our solutions to carry services over coaxial cable. We intend to leverage our media processing expertise to penetrate new customers worldwide, regardless of the type of access networks they use.

•	Broaden Advanced Advertising Capabilities. We currently enable service providers to insert video advertisements targeted to subscribers in specific geographic zones. We intend to collaborate with our customers to continue developing and deploying next-generation advertising solutions.

Solutions

We are a category leader in digital video networking. Our video networking solutions enable service providers to move, manage and monetize video. We deliver proven network-based platforms to empower service providers to transition from broadcast to the delivery of personalized video services. Our product solutions are a combination of advanced networking and video processing hardware platforms with software modules that optimize existing infrastructures and bandwidth to deliver application-specific functions. We believe our approach of combining carrier-grade, purpose-built platforms with modular software delivers a faster return on investment and a lower total cost of ownership compared to platforms offered by our competitors. We deliver the following product solutions:

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

In addition, our Switched Digital Video solution gives our service providers real-time access to the actual viewing habits of their subscriber groups, information that is increasingly valuable as they and their advertisers seek to tailor advertising or personalized channel services to specific subscriber groups and individual subscribers. We deliver our Switched Digital Video solution by combining our core media processing modules with our Broadband Multimedia-Service Router hardware platform, which we refer to as our BMR, BigBand Server and Management Suite, and Broadband Edge QAM or BEQ.

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

Our digital simulcast product application enables service providers to create a digital version of analog inputs and deliver both analog and digital video streams to subscribers. This gives service providers a cost-efficient way of migrating subscribers from analog to digital video, which uses lower cost all-digital set-top boxes, while still supporting a large installed base of analog set-top boxes and televisions. In addition, our digital simulcast product application allows service providers to insert advertisements into the digital video stream and deliver those advertisements either in digital or analog form to subscribers. This offers our customers incremental revenue opportunities through the ability to insert advertisements into the digital stream targeted to specific geographic zones. We deliver our Broadcast Video solution by combining our BMR with our core media processing modules with advanced splicing capability.

TelcoTV.  Telecommunications companies use our BMR to provide a very high-quality viewing experience to their subscribers, while still benefiting from the use of digital video transport throughout their networks. We enable telecommunications companies to leverage their existing Synchronous Optical Network, or SONET, infrastructure, which was originally designed for voice communications, to transport video content throughout the network. This provides significant cost savings as telecommunications companies are not required to build a dedicated video transport network. They deploy our solution in network locations called video serving offices, or VSOs, that provide service directly to consumers. Our TelcoTV solution integrates our core media processing modules, our BMR radio frequency, or RF, modulation, and local content insertion.

Personalized Video.  We now offer service providers our Media Services Platform (MSP2000), a carrier-grade, network-based platform designed to enable service providers to offer a range of personalized video applications such as linear, zoned, and ultimately addressable advertising, or time-shifted delivery of television programming. This enables service providers to offer high quality, differentiated video services in conjunction with new revenues, for example increasing ad revenues via more targeting.

IPTV over DOCSIS.  We offer an alternative solution to deliver IP video services to home computers, IP set top boxes and other IP consumer devices via standard DOCSIS 3.0 cable modems, which we market under the name vIP PASS. vIP PASS leverages the control plane of our Converged Video Exchange (CVEx) and Switched Digital Video, and our universal edge QAMs to offload video transport from the cable modem termination system. It is designed to provide cable MSOs an economical alternative for delivery of managed IP services, compared to an investment in additional cable modem termination system downstream channel capacity.

Platforms and Technologies

Our intelligent, network-based applications are built on an architecture that combines modular software with extensible and scalable hardware platforms. Our chassis-based hardware platforms offer field-upgradeable hardware, high-speed switching and routing with general-purpose processing capabilities. On top of this hardware, we layer software that provides rich media processing capabilities to support more services and more subscribers. Our hardware platforms have been engineered to comply with the Level-3 Network Equipment Building System standard, or NEBS, which is a set of telecommunications industry safety and environmental design guidelines for equipment in central offices. Our platforms consist of the following:

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

BigBand Broadband Edge QAM (BEQ).  Our Broadband Edge QAM platforms are used to convert digital video and data streams into quadrature amplitude modulated (QAM) RF streams that transport video and data across cable networks to subscriber set top boxes and cable modems. The services that are transported can include Switched Digital Video, Video on Demand, Broadcast Video and DOCSIS High Speed Data. Our QAM platforms are modular and employ digital signal processors, FPGAs and our own proprietary RF technology and algorithms. They are noted for their high signal quality and thermal efficiency.

BigBand Media Services Platform (MSP2000).  Our Media Services Platform is designed to manage large numbers of IP video streams combined with rich media processing to enable a range of personalized video applications such as linear, zoned, and addressable advertising. Our MSP2000 is a chassis-based platform that is designed to provide carrier-class reliability, scale and flexibility, including the ability to grow subscriber services and new applications over time with the addition of new hardware line cards. The BigBand MSP2000 is based on industry standards, open interfaces and established network protocols to simplify the platform integration into existing service provider networks.

Converged Video Exchange (CVEx).  Our CVEx platform is a control plane solution designed to manage large numbers of video sessions while optimizing network bandwidth utilization. The CVEx platform is a fundamental component of our Switched Digital Video deployments and offers Edge Resource Manager (ERM) functionality to share QAM capacity across different network services. In addition, CVEx serves as the control plane for our vIP Pass solution to deliver managed IP video services with high performance and cost effectively across video QAMs.

Software Applications

We have created a set of software modules that define the attributes and functionality of our solutions. Our software architecture allows these modules to be combined with one another in various configurations. Selected modular software components are described below:

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

can perform hundreds of concurrent splices of different advertisements to multiple advertising zones, targeting different neighborhoods, in a single BMR. Our Splicing functionality is integral to our Broadcast Video solution.

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

Customers

We sell our products to cable MSOs and telecommunications companies worldwide, both directly and through resellers. In the U.S., our products are deployed by seven of the ten largest service providers. Our significant customers for 2009 were as follows:

Bright House Networks	Cox Communications	Ssangyong
Cableone	Delta NV	Sugys
Cablevision Systems	Guangdong Tongke	Time Warner Cable
Charter Communications	Knology, Inc.	Verizon
Comcast	Multikabel NV	Videotron

A substantial majority of our sales have been to a limited number of large customers. However, our large customers have changed over time. Sales to our five largest customers represented 78%, 81% and 75%, respectively, of our net revenues for the years ended December 31, 2009, 2008 and 2007. In 2009, Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. In both 2008 and 2007, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. Although we are attempting to broaden our customer base by penetrating new markets and expanding internationally, we expect that for the foreseeable future, a limited number of large customers will continue to comprise a large percentage of our revenues. Net revenues from sales to customers outside of the U.S. represented 11%, 9% and 17%, respectively, of our net revenues for the years ended December 31, 2009, 2008 and 2007.

We sell our solutions to a number of our large customers pursuant to master purchase agreements. For example, we sell our TelcoTV and Management Software solutions, as well as customer support and training services, to Verizon pursuant to a master purchase agreement that is effective through December 31, 2010. Among other things, this agreement provides that our TelcoTV solution will be the exclusive edge modulation solution for Verizon, subject to performance against certain previously-negotiated service metrics. In addition, the agreement provides for pricing (including previously-negotiated annual price reductions), the terms of a five-year hardware and software warranty and the terms of the five-year service commitment. Likewise, we sell our Switched Digital Video and Broadcast Video solutions to Time Warner Cable and Charter Communications in conformance with master purchase agreements between the parties. While the agreements with Time Warner Cable and Charter Communications have lapsed, the parties have continued to operate in conformance with such master purchase agreements. Among other things, these agreements provide for pricing, a one-year hardware and software warranty, and service terms. In general, our master purchase agreements do not guarantee amounts of purchases by customers. Thus, our business is more dependent on the ordering patterns of our customers, rather than the terms of the master purchase agreements with these customers.

Backlog

We schedule production of our products based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next six months. As of December 31, 2009, our backlog was $6.7 million, compared to $7.0 million as of

December 31, 2008. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or cancelled for a number of reasons, including reductions in capital spending by service providers or changes in specific customer requirements. Because of the complexity of our customer acceptance and revenue recognition criteria, in addition to backlog, we have significant deferred revenues. As a result, our backlog alone is not necessarily indicative of revenues for any future periods.

Sales and Marketing

We sell our products in the U.S. primarily through our direct sales force and internationally through a combination of direct sales to service providers and sales through independent resellers. Our direct sales force, distributors and resellers are supported by our highly trained technical staff, which includes application engineers who work closely with service providers to develop technical proposals and design systems to optimize performance and economic benefits to potential customers. Our sales offices outside of the U.S. are located in China, Hong Kong and Korea. International resellers are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory.

Our marketing organization develops strategies for product lines and market segments, and, in conjunction with our sales force, identifies the evolving technical and application needs of customers so that our product development resources can be deployed to meet anticipated product requirements. Our marketing organization is also responsible for setting price levels, forecasting demand and generally supporting the sales force, particularly at major accounts. We have programs in place to heighten industry awareness of BigBand Networks and our products, including participation in technical conferences, industry initiatives, publication of articles in industry journals and exhibitions at trade-shows.

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

Research and Development

We focus our research and development efforts on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or are expected to be, needed by our customers. Our success in designing, developing, manufacturing and selling new or enhanced products depends on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, effective manufacturing and assembly processes and effective sales and marketing. Because our research and development efforts are complex, we may not be able to successfully develop new products, and any new products we develop may not achieve market acceptance.

Research and development expense was $46.4 million, $54.0 million and $51.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Intellectual Property

As of December 31, 2009, we held 33 issued U.S. patents and had numerous U.S. patent applications pending. Our issued patents will expire between 2019 and 2025. Although we attempt to protect our intellectual property rights through patents, copyrights, trademarks, trade secrets, licensing arrangements and other measures, there is a risk that any patent, trademark, copyright or other intellectual property right owned by us may be invalidated, circumvented or challenged; that these intellectual property rights may not provide competitive advantages to us; and that any of our pending or future patent applications may not be issued with the scope of the claims sought by us, if at all. Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright, trademark, trade secret and other intellectual property protection may be unavailable or limited in certain foreign countries in which we do business currently or may do business in the future.

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

We believe we compete principally on the performance, features, interoperability and reliability of our products and our technological expertise. Several companies, including companies that are significantly larger and more established, such as Cisco Systems and Motorola, also compete in the markets we target. Many of these larger competitors have substantially broader product offerings and bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or that may require us to add incremental features and functionality to differentiate our products or lower our prices. Furthermore, many of our competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do.

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

Employees

As of December 31, 2009, we had employees as follows:

By function:
Servicing and manufacturing	90
Research and development	262
Sales and marketing	70
General and administrative	62

Total employees	484

By location:
United States	235
Israel	170
Rest of world	79

Total employees	484

We also engage a number of temporary personnel and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains strong, and we may not be successful in retaining our key employees or attracting skilled personnel.

Financial Information About Segments and Geographic Areas

For information about revenues and long-lived assets by geographical region, see “Notes to Consolidated Financial Statements, Note 9 — Segment Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K. We report as a single reporting segment.

Additional Information

We file registration statements, periodic and current reports, proxy statements, and other materials with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

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

We depend on cable multiple system operators (MSOs) and telecommunications companies adopting advanced technologies for substantially all of our net revenues, and any decrease or delay in capital spending for these advanced technologies would harm our operating results, financial condition and cash flows.

Almost all of our sales depend on cable MSOs and telecommunications companies adopting advanced technologies, and we expect these sales to continue to constitute a significant majority of our sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure, and a reduction or delay in this spending could have a material adverse effect on our business.

The capital spending patterns of our existing and potential customers depend on a variety of factors, including:

•	annual budget cycles;

•	overall consumer demand for video services and the acceptance of newly introduced services;

•	competitive pressures, including pricing pressures;

•	changes in general economic conditions due to fluctuations in the equity and credit markets or otherwise;

•	the impact of industry consolidation;

•	the strategic focus of our customers and potential customers;

•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	discretionary customer spending patterns;

•	bankruptcies and financial restructurings within the industry; and

•	work stoppages or other labor- or labor market-related issues that may impact the timing of orders and revenues from our customers.

In 2009, we saw reduced capital spending by our customers. Any continued slowdown or delay in the capital spending by service providers as a result of any of the above factors would likely have a significant adverse impact on our quarterly revenue and profitability levels.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These factors include:

•	the level and timing of capital spending by our customers;

•	the timing, mix and amount of orders, especially from significant customers;

•	the level of our deferred revenue balances;

•	changes in market demand for our products;

•	our mix of products sold;

•	the mix of software and hardware products sold;

•	our unpredictable and lengthy sales cycles, which typically range from six to 18 months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and result in delays in recognizing revenue;

•	our ability to design, install and receive customer acceptance of our products;

•	materially different acceptance criteria in key customers’ agreements, which can result in large amounts of revenue being recognized, or deferred, as the different acceptance criteria are applied to large orders;

•	new product introductions by our competitors;

•	market acceptance of new or existing products offered by us or our customers;

•	competitive market conditions, including pricing actions by our competitors;

•	our ability to complete complex development of our software and hardware on a timely basis;

•	unexpected changes in our operating expenses;

•	the impact of new accounting, income tax and disclosure rules;

•	the cost and availability of components used in our products;

•	the potential loss of key manufacturer and supplier relationships; and

•	changes in domestic and international regulatory environments.

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

Historically, a large portion of our sales have been to a limited number of large customers. Our five largest customers accounted for approximately 78% of our net revenues for the year ended December 31, 2009, compared to 81% for the year ended December 31, 2008. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the year ended December 31, 2009. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the year ended December 31, 2008. We believe that for the foreseeable future our net revenues will be concentrated in a limited number of large customers.

We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions, more cautious spending patterns due to the ongoing economic uncertainty or other factors) is likely to have a material negative impact on our operating results. In addition, as the consolidation of ownership of cable MSOs and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation due to the significant capital costs of constructing video, voice and data networks and for other reasons. Further business combinations may occur in our customer base, which will likely result in our customers gaining increased purchasing leverage over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.

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

Additionally, we derive a large portion of our net revenues from sales that include the network design, installation and integration of equipment, including equipment acquired from third parties to be integrated with our products to the specifications of our customers. We base our revenue forecasts on the estimated timing to complete the network design, installation and integration of our customer projects and customer acceptance of those products. The systems of our customers are both diverse and complex, and our ability to configure, test and integrate our systems with other elements of our customers’ networks depends on technologies provided to our customers by third parties. As a result, the timing of our revenue related to the implementation of our solutions in these complex networks is difficult to predict and could result in lower than expected revenue in any particular quarter. Similarly, our ability to deploy our equipment in a timely fashion can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of equipment produced by third parties and our customers’ need to obtain regulatory approvals.

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

In addition, other providers of network-based hardware and software products offer functionality aimed at solving similar problems addressed by our products. For example, several vendors have announced products designed to compete with our Switched Digital Video solution. The inclusion of functionality perceived to be similar to our product offerings in our competitors’ products that already have been accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. In addition, our customers’ other vendors that can provide a broader product offering may be able to offer pricing or other concessions that we are not able to match because we currently offer a more modest suite of products and have fewer resources. If our existing or potential customers are reluctant to add network infrastructure from new vendors or otherwise decide to work with their other existing vendors, our business, operating results and financial condition will be adversely affected.

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

Historically, we have experienced significant operating losses and we were not profitable in the years ended December 31, 2007 and 2009. If we fail to achieve or sustain profitability in the future, it will harm our long-term business and we may not meet the expectations of the investment community, which would have a material adverse impact on our stock price.

We may not accurately anticipate the timing of the market needs for our products and develop such products at the appropriate times at significant research and development expense, or we may not gain market acceptance of our several emerging video services and/or adoption of new network architectures and technologies, any of which could harm our operating results and financial condition.

Accurately forecasting and meeting our customers’ requirements is critical to the success of our business. Forecasting to meet customers’ needs is particularly difficult for newer products and products under development. Our ability to meet customer demand depends on our ability to configure our solutions to the complex architectures that our customers have developed, the availability of components and other materials and the ability of our contract manufacturers to scale their production of our products. Our ability to meet customer requirements depends on our ability to obtain sufficient volumes of required components and materials in a timely fashion. If we fail to meet customers’ supply expectations, our net revenues will be adversely affected, and we will likely lose business. In addition, our priorities for future product development are based on how we expect the market for video services to develop in the U.S. and in international markets.

Future demand for our products will depend significantly on the growing market acceptance of several emerging video services including HDTV, addressable advertising, video delivered over telecommunications company networks and video delivered over Internet Protocol by cable MSOs. The effective delivery of these services will depend on service providers developing and building new network architectures to deliver them. If the introduction or adoption of these services or the deployment of these networks is not as widespread or as rapid as we or our customers expect, our revenue opportunities will be limited.

Our product development efforts require substantial research and development expense, as we develop new technology, including BigBand MSP2000 and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these solutions. Our research and development expense was $46.4 million for 2009, and there can be no assurance that we will achieve an acceptable return on our research and development efforts, and no assurance that we will be able to deliver our solutions in time to achieve market acceptance.

Additionally, our customers are adopting new technologies, standards and formats. In particular, service providers are transitioning from delivering video via radio frequency, which has historically represented a large majority of our revenues, to delivering video over IP. While we are in the process of developing products based this and other new formats in order to remain competitive, we do not have such products at this time and cannot be certain when, if at all, we will have products in support of such new formats.

Our ability to grow will depend significantly on our delivery of products that help enable telecommunications companies to provide video services. If the demand for video services from telecommunications companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our Video products will suffer.

Prior to 2006, our sales were primarily to cable MSOs. Since 2006, we have generated significant revenues from telecommunications companies, though our revenues from these customers declined for 2009 compared to 2008. This decline was primarily attributable to our largest Telco customer slowing the purchase of our solutions. Our ability to grow will depend on our selling video products to telecommunications companies. Although a number of our existing products are being deployed in telecom networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecommunications company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telecommunications companies to provide video services without upgrading their current system infrastructure or provide them a more cost-effective method of delivering video services than our products, projected sales of our Video products will suffer. Even if these providers choose our Video solutions, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.

Selling successfully to telecommunication companies will be a significant challenge for us. Several of our largest competitors have mature customer relationships with many of the largest telecommunications companies, while we have limited recent experience with sales and marketing efforts designed to reach these potential customers. In addition, telecommunications companies face specific network architecture and legacy technology issues that we have only limited expertise in addressing. If we fail to penetrate the telecommunications market successfully, our growth in revenues and our operating results would likely be adversely impacted.

We anticipate that our gross margins will fluctuate with changes in our product mix and expected decreases in the average selling prices of our hardware and software products, which will adversely impact our operating results.

In 2009, we experienced some decline in our product gross margins. We expect the decline in gross margins to continue in 2010. It is unlikely we will be able to maintain these high margins in future periods. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. For example, our master agreement with Verizon provides for contractually-negotiated annual price reductions. Additionally, our failure to develop and introduce new products on a timely basis would likely contribute to a decline in our gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

Lower deferred revenue balances will make future period results less predictable.

Historically, we have had relatively high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. As of December 31, 2009, our deferred revenue balance was lower than both December 31, 2008 and December 31, 2007. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility and harm our stock price.

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

More generally, we are unable to predict how deep the current economic uncertainty will last. There can be no assurances that government responses to the recession will restore confidence in the U.S. and global economies. We expect our business to be adversely impacted by any significant or prolonged weakness in the U.S. or global economies as our customers’ capital spending is expected to be reduced during an economic downturn. The uncertainty regarding the U.S. and global economies also has made it more difficult for us to forecast and manage our business.

Our efforts to develop additional channels to market and sell our products internationally may not succeed.

Our video solutions traditionally have been sold directly to large cable MSOs with recent sales directly to telecommunications companies. To date, we have not focused on smaller service providers and have had only limited access to service providers in certain international markets, including Asia and Europe. Although we intend to establish strategic relationships with leading distributors worldwide in an attempt to reach new customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with cable MSOs and telecommunications companies that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

International sales represented $15.7 million of our net revenues for 2009 compared to $15.9 million for 2008. Our international sales depend on our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results and cash flows.

Because a substantial portion of our employee base is located in Israel, we are exposed to fluctuations in currency exchange rates between the U.S. dollar and the Israeli New Shekel. These fluctuations could have a material adverse impact on our financial results and cash flows. A decrease in the value of the U.S. dollar relative to foreign currencies could increase our operating expenses and the cost of raw materials to the extent we must purchase components or pay employees in foreign currencies.

Currently, we hedge a portion of our anticipated future expenses and certain assets and liabilities denominated in the Israeli New Shekel. The hedging activities we undertake are intended to partially offset the impact of currency fluctuations. As our hedging program is relatively short-term in nature, a material long-term change in the value of the U.S. dollar versus the Israeli New Shekel could increase our operating expenses in the future.

Our products must interoperate with many software applications and hardware found in our customers’ networks. If we are unable to ensure that our products interoperate properly, our business would be harmed.

Our products must interoperate with our customers’ existing networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. For example, our products currently interoperate with set-top boxes marketed by vendors such as Cisco Systems and Motorola and with VOD servers marketed by ARRIS Group and SeaChange. If we fail to maintain compatibility with these set-top boxes, VOD servers or other software or equipment found in our customers’ existing networks, we may face substantially reduced demand for our products, which would adversely affect our business, operating results and financial condition.

We have entered into interoperability arrangements with a number of equipment and software vendors for the use or integration of their technology with our products. In these cases, the arrangements give us access to and enable interoperability with various products in the digital video market that we do not otherwise offer. If these relationships fail, we will have to devote substantially more resources to the development of alternative products and the support of our products, and our efforts may not be as effective as the combined solutions with our current partners. In many cases, these parties are either companies with which we compete directly in other areas, such as Motorola, or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of these customers. A number of our competitors have stronger relationships with some of our existing and potential partners and, as a result, our ability to successfully partner with these companies may be harmed. Our failure to establish or maintain key relationships with third party equipment and software vendors may harm our ability to successfully sell and market our products. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. Our operating results could be adversely affected if these efforts do not generate the revenues necessary to offset this investment.

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

Additionally, governments in the U.S. and other countries have adopted laws and regulations regarding privacy and advertising that could impact important aspects of our business. In particular, governments are considering new limits or requirements with respect to our customers’ collection, use, storage and disclosure of personal information for marketing purposes. Any legislation enacted or regulation issued could dampen the growth and acceptance of addressable advertising which is enabled by our products. If the use of our products to increase advertising revenue is limited or becomes unlawful, our business, results of operations and financial condition would be harmed.

Our expansion of international operations or reliance on operations of contract manufacturers or developers may not succeed.

As of December 31, 2009, approximately 79% of our research and development headcount is located outside the U.S., primarily in Israel and increasingly in China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

Our international operations, and the international operations of our contract manufacturers and our outsourced development contractors, are subject to a number of risks, including:

•	continued uncertainty in the global economy;

•	fluctuations in the value of local currencies in the markets we are attempting to penetrate may adversely affect the price competitiveness of our products;

•	fluctuations in currency exchange rates, primarily fluctuations in the Israeli New Shekel, may have an adverse effect on our operating costs;

•	political and economic instability;

•	unpredictable changes in foreign government regulations and telecommunications standards;

•	legal, cultural and language differences in the conduct of business;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	potentially adverse tax consequences;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	acts of war or terrorism and insurrections;

•	difficulty in staffing and managing foreign operations; and

•	changes in economic policies by foreign governments.

The effects of any of the risks described above could reduce our future revenues or increase our costs from our international operations.

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our operating results.

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of December 31, 2009, we had 170 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at this facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in

Lebanon in 2006 and in Gaza in 2008, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the history of terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

In addition, most of our employees in Israel are obligated to perform annual reserve duty in the Israeli Defense Forces and several were called for active military duty in connection with the hostilities in Lebanon in 2006 and in Gaza in 2008. Should hostilities in the region escalate again, some of our employees would likely be called to active military duty, possibly resulting in interruptions in our sales and development efforts and other impacts on our business and operations, which we cannot currently assess.

We depend on a limited number of third parties to provide key components of, and to provide manufacturing and assembly services with respect to, our products.

We and our contract manufacturers obtain many components necessary for the manufacture or integration of our products from a sole supplier or a limited group of suppliers. We or our contract manufacturers do not always have long-term agreements in place with such suppliers. As an example, we do not have a long-term purchase agreement in place with PowerOne, the sole supplier of power supplies for our products. Our direct and indirect reliance on sole or limited suppliers involves several risks, including the inability to obtain an adequate supply of required components, and reduced control over pricing, quality and timely delivery of components. Our ability to deliver our products on a timely basis to our customers would be materially adversely impacted if we or our contract manufacturers needed to find alternative replacements for (as examples) the chassis, chipsets, central processing units or power supplies that we use in our products. Significant time and effort would be required to locate new vendors for these alternative components, if alternatives are even available. Moreover, the lead times required by the suppliers of some components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. Even as we increase our use of standardized components, we may experience supply chain issues, particularly as a result of market volatility. Such volatility could lead suppliers to decrease inventory, which in turn would lead to increased manufacturing lead time for us. In addition, increased demand by third parties for the components we use in our products (for example, Field Programmable Gate Arrays or other semiconductor technology) may lead to decreased availability and higher prices for those components from our suppliers, since we carry little inventory of our products and product components. As a result, we may not be able to secure enough components at reasonable prices or of acceptable quality to build products in a timely manner, which would impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

For manufacturing and assembly, we currently rely exclusively on a number of suppliers including Flextronics or Benchmark, depending on the product, to assemble our products, manage our supply chain and negotiate component costs for our solutions. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays (including delays in their ability to purchase components, as noted above), disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If these contract manufacturers are unable to negotiate with their suppliers for reduced component costs, our operating results would be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change contract manufacturers, we may lose net revenues, incur increased costs and damage our customer relationships.

We must manage our business effectively even if our infrastructure, management and resources might be strained due to our expense reduction efforts and recent officer departures.

In the past several years, we have undertaken several reductions in force, experienced a number of changes in our executive management and other cost reduction measures. Effectively managing our business with reduced headcount and expenses in some areas will likely place increased strain on our resources. For example, we may need to hire additional development and customer support personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future, such growth will result in increased responsibilities for our management personnel. Managing any future growth will require substantial resources that we may not have or otherwise be able to obtain. In March 2010, we announced the departures of three officers, including our chief operating officer and our chief financial officer. Although we announced the appointment of a new chief financial officer, we are uncertain when or if we will replace our chief operating officer and his duties will initially be performed by other officers. We have taken actions to reduce the risk of any disruption in our business due to these departures including retaining our departing chief operating officer and chief financial officer as consultants for a period of time. However, the departure of these officers will place additional strain on our existing team and there can be no assurance that the departure of these officers will not disrupt our business operations, customer relationships or other matters.

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

The steps that we have taken may not prevent misappropriation of our technology. In addition, to prevent misappropriation we may need to take legal action to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. For example, on June 5, 2007, we filed a lawsuit in federal court against Imagine Communications, Inc., alleging patent infringement. This and other potential intellectual property litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties whether to avoid infringement or because we believe a specific functionality is necessary for a successful product launch. These third parties may be willing to enter into technology development or licensing agreements only on a costly royalty basis or on terms unacceptable to us, or not at all. Our failure to enter into technology development or licensing agreements on reasonable terms, when necessary, could limit our ability to develop and market new products and could cause our business to suffer. For example, we could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.

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

We may engage in future acquisitions that dilute the ownership interests of our stockholders, cause us to use a significant portion of our cash, incur debt or assume contingent liabilities.

As part of our business strategy, from time to time, we review potential acquisitions of other businesses, and we may acquire businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute our current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	spend significant cash.

These actions could harm our business, operating results and financial condition, or the price of our common stock. Moreover, even if we do obtain benefits from acquisitions in the form of increased sales and earnings, there may be a delay between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and where new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated acquisition transaction costs;

•	the diversion of management’s attention from other business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired businesses;

•	difficulties in the assimilation of different corporate cultures and practices; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

Negative conditions in the global credit markets may impair the value or reduce the liquidity of a portion of our investment portfolio.

As of December 31, 2009, we had $24.9 million in cash and cash equivalents and $147.0 million in investments in marketable debt securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we evaluate the effectiveness of our internal control over financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort. For example, our accounting for income taxes requires considerable, specific knowledge of various tax acts, both foreign and domestic, and also involves several subjective judgments that could lead to fluctuations in our results of operations should some or all events not occur as anticipated. We incur significant costs and demands upon management as a result of complying with these laws and regulations affecting us as a public company. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

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

In addition, we may be subject to customs duties and export quotas, which could have a significant impact on our revenue and profitability. While we have not yet encountered significant regulatory difficulties in connection with the sales of our products in international markets, the future imposition of significant customs duties or export quotas could have a material adverse effect on our business.

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

Our corporate headquarters are located at 475 Broadway Street, Redwood City, California. These offices consist of approximately 27,646 square feet and the lease on this property expires in December 2011.

In addition to our corporate headquarters, we lease approximately 87,319 square feet of office space in Westborough, Massachusetts under a lease that expires in March 2012 (of which approximately 32,000 square feet is currently vacant and available for sublet), approximately 70,826 square feet of office space in Tel Aviv, Israel under a lease that expires in February 2013 and approximately 10,600 square feet of office space in Shenzhen, China. Additionally, we lease sales and support offices in Hong Kong, Shanghai and Beijing, China; Seoul, Korea; and a warehouse space in Southborough, Massachusetts.

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

For the indicated periods, the high and low sales prices of our common stock as reported by the Nasdaq Global Market were as follows:

	Year Ended
	December 31, 2009
	High	Low

First quarter	$7.10	$4.13
Second quarter	$7.18	$4.68
Third quarter	$5.90	$3.63
Fourth quarter	$4.45	$3.20

	Year Ended
	December 31, 2008
	High	Low

First quarter	$6.47	$3.75
Second quarter	$7.96	$4.64
Third quarter	$5.00	$2.76
Fourth quarter	$6.03	$2.36

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

Stockholders

As of March 1, 2010, there were 63 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to provide an exact total number of stockholders represented by these record holders, however we believe there are currently approximately 6,000 beneficial owners of our common stock.

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

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Selected financial data was as follows (in thousands except per share amounts):

	Years Ended December 31,
	2009	2008	2007	2006	2005

Consolidated Statement of Operations Data:
Net revenues:
Products	$93,662	$148,417	$144,715	$154,013	$85,966
Services	45,852	36,876	31,795	22,611	12,013

Total net revenues	139,514	185,293	176,510	176,624	97,979
Cost of net revenues:
Products	45,961	60,207	76,260	74,152	55,933
Services	12,384	12,755	13,414	9,245	3,900

Total cost of net revenues	58,345	72,962	89,674	83,397	59,833
Gross profit:
Products	47,701	88,210	68,455	79,861	30,033
Services	33,468	24,121	18,381	13,366	8,113

Total gross profit	81,169	112,331	86,836	93,227	38,146

	Years Ended December 31,
	2009	2008	2007	2006	2005

Operating expenses:
Research and development	46,431	54,043	51,862	37,194	30,701
Sales and marketing	24,201	28,935	39,868	29,523	22,729
General and administrative	18,862	20,884	16,286	13,176	6,984
Restructuring charges	1,356	2,055	2,998	—	—
Amortization of intangible assets	—	733	572	572	573
Gain on sale of intangible assets	—	(1,800)	—	—	—
Class action litigation charges	477	1,504	—	—	—

Total operating expenses	91,327	106,354	111,586	80,465	60,987

Operating (loss) income	(10,158)	5,977	(24,750)	12,762	(22,841)
Other income (expense)	2,352	6,203	608	(1,360)	(1,696)

(Loss) income before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	(7,806)	12,180	(24,142)	11,402	(24,537)
(Benefit from) provision for income taxes	(1,067)	2,400	1,225	2,525	325

(Loss) income before cumulative effect of change in acccounting principle	(6,739)	9,780	(25,367)	8,877	(24,862)
Cumulative effect of change in accounting principle	—	—	—	—	(633)

Net (loss) income	$(6,739)	$9,780	$(25,367)	$8,877	$(25,495)

Basic net (loss) income per common share	$(0.10)	$0.15	$(0.52)	$0.78	$(2.36)

Diluted net (loss) income per common share	$(0.10)	$0.15	$(0.52)	$0.16	$(2.36)

Shares used in basic net (loss) income per common share	65,936	63,559	49,041	11,433	10,794

Shares used in diluted net (loss) income per common share	65,936	67,264	49,041	57,053	10,794

	As of December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$171,908	$174,635	$154,520	$65,474	$24,287
Working capital	147,496	142,398	109,296	25,056	5,812
Total assets	223,588	234,122	218,586	129,050	76,816
Current and long-term debt	—	—	—	14,536	11,418
Preferred stock warrant liabilities	—	—	—	3,152	1,642
Redeemable convertible preferred stock	—	—	—	117,307	117,307
Common stock and additional paid-in capital	283,771	265,241	248,201	17,075	14,990
Total stockholders’ equity (deficit)	150,276	138,419	111,586	(95,614)	(107,819)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, market and sell network-based platforms that enable cable multiple system operators (MSOs) and telecommunications companies (collectively, service providers) to offer video services across coaxial, fiber and copper networks. We were incorporated in Delaware in December 1998. Since that time, we have developed significant expertise in rich media processing, communications networking and bandwidth management. Our customers are using our platforms to expand high-definition television (HDTV) services, and ensure high-quality video advertising programming to subscribers. Our Broadcast Video, TelcoTV, Switched Digital Video and IPTV (Personalized Video) solutions are comprised of a combination of software and programmable hardware platforms. We have sold our solutions to more than 200 customers globally. We sell our products and services to customers in the U.S. and Canada through our direct sales force. We sell to customers internationally through a combination of direct sales and resellers. Our domestic customers include Bright House, Cablevision, Charter, Comcast, Cox, Time Warner Cable and Verizon, which are seven of the ten largest service providers in the U.S. Our largest international resellers include Guangdong Tongke, Sugys and Ssangyong.

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

Due to the nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. For the years ended December 31, 2009, 2008 and 2007, we derived approximately 78%, 81% and 75%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results.

Net Revenues.  We derive our net revenues principally from sales of, and services for video solutions, with a minimal remaining contribution from our data products, which we retired in October 2007. Our product revenues are comprised of a combination of software licenses and programmable hardware platforms. Our product revenues are influenced by a variety of factors, including the level and timing of capital spending by our customers and the annual budgetary cycles of, and the timing and amount of orders from, significant customers. The selling prices of our products vary based upon the particular customer implementation, which impacts the relative mix of software, hardware and services associated with the sale. To date, our products primarily include Broadcast Video, TelcoTV and Switched Digital Video.

Our service revenues include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or an enhanced level. The majority of our customers have purchased our enhanced level of customer support and maintenance. The accounting for revenues is complex, and we account for revenues in accordance with applicable U.S. generally accepted accounting principles (GAAP).

Cost of Net Revenues.  Our cost of product revenues consists primarily of payments for components and product assembly, costs of product testing, provisions recorded for excess and obsolete inventory, provisions recorded for warranty obligations, manufacturing overhead and allocated facilities and information technology expense. Cost of service revenues is primarily comprised of personnel costs in providing technical support, costs incurred to support deployment and installation within our customers’ networks, training costs and allocated facilities and information technology expense. Headcount in these functions was 90 employees as of December 31, 2009 compared to 93 employees as of December 31, 2008. We project headcount in services and manufacturing operations will continue to remain relatively flat in the near term.

Gross Margin.  Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software, hardware and services sold, and the average selling prices of our products. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we continue to experience competitive pricing pressures on our products and we expect the average selling prices of our products to decline compared to the year ended December 31, 2009. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer network, which can influence the amount and complexity of design, integration and installation services.

Operating Expenses.  Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel related costs are the most significant component of our operating expenses. We project our headcount will grow modestly in the near term, primarily in engineering and sales, to support new product initiatives and to expand our international reseller network.

Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Shenzhen, Peoples’ Republic of China; Westborough, Massachusetts and Redwood City, California. Due to the long-term opportunities that we see for our business, we are accelerating certain technology projects. Accordingly, we expect our research and development expense to increase in absolute dollars in the near term, due to new product initiatives in key strategic areas for both new and existing products.

Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to grow modestly in absolute dollars in the near term, primarily to expand our international reseller network.

General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional services and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect that general and administrative expense will increase modestly in absolute dollars in the near term, to support a modest growth in headcount both in the U.S. and abroad as well as a modest projected increase in professional expenses.

Class action litigation charges are settlement fees and expenses, related to a series of purported shareholder class action lawsuits against our officers, our directors and the underwriters of our initial public offering. In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 450 Contingencies, we recorded an expense of $1.5 million for the year ended December 31, 2008, and an additional expense of $0.5 million for the year ended December 31, 2009. These lawsuits were settled or dismissed as of December 31, 2009, and hence we have no further obligations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of our consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

Our software and hardware are sold as solutions and our software is a significant component of our solutions. We provide unspecified software updates and enhancements related to products through support contracts. With respect to certain transactions and for all transactions involving the sale of products with a significant software component, revenue is recognized when all of the following have occurred: (1) we have entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenues consist of sales of our software and hardware products. Software product sales include a perpetual license to our software. We recognize product revenues upon shipment to our customers, including channel partners, on non-cancellable contracts and purchase orders when all revenue recognition criteria are met, or, if specified in an agreement, upon receipt of final acceptance of the product, provided all other criteria are met. End users and channel partners generally have no rights of return, stock rotation rights or price protection. Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.

Substantially all of our product sales have been made in combination with support services, which consist of software updates and customer support. Our customer service agreements allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but can extend to five years for our telecommunications customers. Revenues from other services, such as installation, program management and training, are recognized when the services are performed.

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

Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation, program management and training) and product revenues, net of the associated costs. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment or when we do not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of net revenues.

We assess the ability to collect from our customers based on a number of factors, including the credit worthiness of the customer and the past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

Inventories, Net

Inventories, net consist primarily of finished goods and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventories based on our estimate of demand for our products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods.

Warranty Liabilities

We provide a warranty for our software and hardware products. In most cases, we warrant that our hardware will be free of defects in workmanship for one year and that our software media will be free of defects for 90 days. In master purchase agreements with large customers, however, we often warrant that both our hardware and software products will function in material conformance to specifications for a period ranging from one to five years from the date of shipment. In general, we accrue for warranty claims based on the Company’s historical claims experience. In addition, we accrue for warranty claims based on specific events and other factors when we believes an exposure is probable and can be reasonably estimated. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Stock-Based Compensation

We apply the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation (ASC 718). Stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis.

Under ASC 718, we estimate the fair value of stock option awards using a Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. In valuing share-based awards under ASC 718, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The computation of expected volatility is derived primarily from the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry and to a lesser extent, our weighted historical volatility following our IPO in March 2007. The expected term of options granted represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Restricted stock units (RSU) grants under the 2007 Plan generally vest in increments over two to four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. This fair value is then amortized on a straight-line basis over the requisite service periods of the RSUs, which is generally the vesting period.

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

Accounting for Income Taxes

We are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be realized when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or credit and net loss carry-forwards are utilized. Accordingly, realization of our deferred tax assets depends on future taxable income against which these deductions, losses and credits can be utilized. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance, thereby reducing the carrying value of deferred tax assets.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2009, we recorded a full valuation allowance against all of our deferred tax assets arising from U.S. operations. Based on the available evidence, we believed it is more likely than not that we will not be able to utilize all of these deferred tax assets in the future. We intend to maintain the full valuation allowance against our U.S. deferred tax assets until sufficient evidence exists to support its reversal. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

The U.S. Congress enacted “The Worker, Homeownership, and Business Assistance Act of 2009” (the Act) on November 6, 2009 creating an opportunity for us to elect to carry back either a 2008 or 2009 federal net operating loss (NOL) for three, four, or five years. The Act also suspended the ninety percent limitation on the utilization of alternative minimum tax (AMT) losses, effectively permitting us to elect to carry back our entire applicable NOL. This Act favorably impacted our 2009 effective tax rate.

Results of Operations

The percentage relationships of the listed items from our consolidated statements of operations as a percentage of total net revenues were as follows:

	Years Ended December 31,
	2009	2008	2007

Total net revenues	100.0%	100.0%	100.0%
Total cost of net revenues	41.8	39.4	50.8

Total gross profit	58.2	60.6	49.2

Operating expenses:
Research and development	33.3	29.2	29.4
Sales and marketing	17.3	15.6	22.6
General and administrative	13.6	11.3	9.2
Restructuring charges	1.0	1.1	1.7
Amortization of intangible assets	—	0.4	0.3
Gain on sale of intangible assets	—	(1.0)	—
Class action litigation charges	0.3	0.8	—

Total operating expenses	65.5	57.4	63.2

Operating (loss) income	(7.3)	3.2	(14.0)
Interest income	1.8	2.8	3.9
Interest expense	—	—	(0.4)
Other (expense) income, net	(0.1)	0.6	(3.2)

(Loss) income before (benefit from) provision for income taxes	(5.6)	6.6	(13.7)
(Benefit from) provision for income taxes	(0.8)	1.3	0.7

Net (loss) income	(4.8)%	5.3%	(14.4)%

Years Ended December 31, 2009 and 2008

Net Revenues

Total net revenues decreased 24.7% to $139.5 million for 2009 from $185.3 million for 2008. The $45.8 million decrease was primarily due to a $53.5 million decrease in Video product revenues and a $1.3 million decrease in Data product revenues, partially offset by a $9.0 million increase in service revenues. A majority of the reduction in our Video product revenues was attributable to a slowdown in the deployment schedule of our largest Telco TV customer. Additionally, Broadcast Video revenues declined $17.7 million as a result of reduced bookings related to what we believe to be a reduction in advertising spending.

Our deferred revenues decreased by $15.7 million to $44.9 million as of December 31, 2009 from $60.6 million as of December, 31 2008. Our visibility remains limited during these challenging economic times, and pricing pressure from our competitors continues to delay sales cycles.

Revenues from our top five customers comprised 78% and 81% of net revenues for 2009 and 2008, respectively. For 2009, Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. For 2008, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. For 2009, Verizon represented slightly less than 20% of our net revenues compared to slightly less than 30% in 2008. Verizon’s percentage revenue contribution declined for 2009 from the prior year due to a decline in order volume associated with a slower deployment schedule in Verizon’s video network. Time Warner Cable represented slightly more than 30% of our net revenues in 2009 compared to slightly less than 30% in 2008, due to Time Warner Cable’s deployment schedule of large Switched Digital Video projects.

Net revenues by geographical region based on the shipping destination of customer orders as a percentage of total net revenues were as follows:

	Years Ended December 31,
	2009	2008	2007

United States	88.7%	91.4%	83.2%
Asia	7.0	3.6	7.7
Europe	3.0	2.9	8.3
Americas, excluding United States	1.3	2.1	0.8

Total net revenues	100.0%	100.0%	100.0%

Product Revenues.  Product revenues for 2009 were $93.7 million compared to $148.4 million for 2008. Video product revenues decreased $53.5 million in 2009 compared to 2008, due to a $35.1 million decrease in TelcoTV revenues, a $17.7 million decrease in Broadcast Video revenues and a $0.7 million decrease in Switched Digital Video revenues. Data revenues decreased $1.3 million related to the retirement of our CMTS platform products in October 2007.

Service Revenues.  Service revenues for 2009 were $45.9 million compared to $36.9 million for 2008, an increase of $9.0 million, or 24.3%. The increase was primarily due to a $5.6 million recognition of service revenues from decommissioned analog technology as described below, a $5.8 million increase in Video customer support and maintenance revenues from our new and installed base of customers and a $2.0 million increase in Video installation and training revenues. These increases were partially offset by a $4.4 million decrease in customer support and maintenance revenues from our retired CMTS platform products.

In an effort to switch to all-digital broadcasting, the U.S. federal government set June 12, 2009 as the final date for full power television stations that broadcasted in analog to convert to digital only. Previously, we sold analog products to a large TelcoTV customer that allowed analog transmission of video over fiber-optic lines. As part of its compliance with the move to all-digital, this customer completed the decommissioning of the analog technology products from its network and migrated to an all-digital format. We recognized $5.6 million of the remaining deferred service revenues and a $0.5 million benefit from the reversal of warranty reserves related to these decommissioned analog technology products in 2009.

Gross Profit and Gross Margin

Gross profit.  Gross profit for 2009 was $81.2 million compared to $112.3 million for 2008. Gross margin decreased to 58.2% for 2009 compared to 60.6% in 2008.

Product gross margin.  Product gross margin for 2009 was 50.9% compared to 59.4% for 2008. Product gross margin decreased due to a lower absorption of fixed manufacturing costs, a higher concentration of revenues being generated from lower margin hardware products and continued downward pricing pressure. These factors were partially offset by a $2.5 million decrease in manufacturing overhead expenses, primarily due to a $1.2 million decrease in salary and related benefits due to decreased headcount and a $0.7 million decrease in bonus. We gained operational efficiencies by centralizing our manufacturing operations in Massachusetts and reduced our overhead expenses, travel and other discretionary expenses by $0.8 million. Warranty expense decreased $0.7 million, primarily related to a $0.5 million benefit from the reversal of warranty reserves related to decommissioned analog products. Product gross margin for 2009 and 2008 included stock-based compensation of $1.2 million and $1.0 million, respectively.

Services gross margin.  Services gross margin for 2009 was 73.0% compared to 65.4% for 2008. This increase was primarily attributable to $5.6 million recognition of deferred service revenues from decommissioned analog products with no related cost of service. Additionally, cost of services decreased $0.4 million primarily from lower compensation expense and travel, due to a lower average headcount. Services gross margin for 2009 and 2008 included stock-based compensation of $0.9 million and $0.7 million, respectively.

Operating Expenses

Research and Development.  Research and development expense was $46.4 million for 2009, or 33.3% of net revenues compared to $54.0 million for 2008, or 29.2% of net revenues. Our research and development expense decreased $7.6 million primarily due to a $4.4 million decrease in salary and related benefits as a result of a reduction in force in the first quarter of 2009, and a shift of headcount to a more cost effective location in Shenzhen, China. Additionally, bonus expense decreased by $2.8 million as a result of a decline in our financial performance and facility and other allocated overhead expenses decreased $1.3 million due to cost containment efforts. These factors were partially offset by a $1.0 million increase in stock-based compensation, which was $4.9 million and $3.9 million for 2009 and 2008, respectively.

Sales and Marketing.  Sales and marketing expense was $24.2 million for 2009, or 17.3% of net revenues compared to $28.9 million for 2008, or 15.6% of net revenues. The $4.7 million decrease was primarily due to a $3.9 million decrease in compensation expenses, a $0.5 million decrease in travel expenses and a $0.2 million decrease in marketing programs. These decreases related to both a decrease in headcount and cost containment efforts. Sales and marketing expense included stock-based compensation of $2.4 million and $2.6 million for 2009 and 2008, respectively.

General and Administrative.  General and administrative expense was $18.9 million for 2009, or 13.6% of net revenues compared to $20.9 million for 2008, or 11.3% of net revenues. The $2.0 million decrease was primarily due to a $1.4 million decrease in salary and related benefits as a result of a reduction in headcount, a $1.0 million decrease in bonus expense as a result of a decline in our financial performance and a $0.9 million decrease in Sarbanes-Oxley 404 compliance work and audit fees. These factors were partially offset by an increase in stock-based compensation, which was $4.8 million and $3.7 million for 2009 and 2008, respectively.

Restructuring Charges.  On February 9, 2009, the Board of Directors authorized a restructuring plan pursuant to which employees were terminated. This plan was made in response to market and economic conditions, through which we reduced our operating expenses to increase our flexibility. On April 29, 2008, the Board of Directors authorized a restructuring plan in connection with the redeployment of resources pursuant to which employees were terminated and facilities were vacated. On October 29, 2007, the Board of Directors authorized a restructuring plan in connection with the retirement of the CMTS pursuant to which employees were terminated and facilities were vacated. Charges incurred with these restructuring plans were as follows (in thousands):

	February	April	October
	2009 Plan	2008 Plan	2007 Plan	Total

Restructuring charges:
Year Ended December 31, 2009
Vacated facilities costs	$—	$—	$699	$699
Severance and related expenses	657	—	—	657

Total restructuring charges	$657	$—	$699	$1,356

Year Ended December 31, 2008
Vacated facilities costs	$—	$1,094	$400	$1,494
Severance and related expenses	—	272	270	542
Other charges	—	—	19	19

Total restructuring charges	$—	$1,366	$689	$2,055

Expiration date of facilities lease obligations:	Not applicable	January 2013	March 2012

Gain on sale of intangible assets.  In October 2008, we sold certain intangible assets related to our FastFlow provisioning software technology for consideration of $1.8 million in cash and assumption of certain of our customer obligations.

Class action lawsuit charges.  The Company was a defendant in various class action lawsuits, all of which were settled or dismissed as of December 31, 2009. In accordance with the provisions of ASC 450, Contingencies, we recorded an expense, which represented the amount we have agreed to pay for $0.5 million and $1.5 million for 2009 and 2008, respectively.

Interest Income

Interest income was $2.6 million for 2009 compared to $5.2 million for 2008. The decrease in interest income was primarily attributable to lower interest rates. Additionally, our cash, cash equivalents and marketable securities decreased by $2.7 million to $171.9 million as of December 31, 2009 from $174.6 million as of December 31, 2008.

Other (expense) income, net

Other (expense) income, net consists primarily of foreign exchange (losses) gains. Other (expense) income, net for 2009 was an expense of $0.2 million, compared to income of $1.0 million for 2008. During 2008, we reduced our forecasted cash flows in Israeli New Shekels and reduced the notional value of our outstanding derivatives with maturity dates of June through December 2008. As a result, our derivative instruments were no longer deemed effective from an accounting perspective, resulting in a $1.0 million gain for 2008, compared to zero in 2009.

Provision for Income Taxes

Income tax benefit for 2009 was $1.1 million on pre-tax loss of $7.8 million, compared to $2.4 million of tax expense on pre-tax income of $12.2 million for 2008. Our effective tax rate differed from the U.S. federal statutory rate for 2009 primarily due to the distribution and mixture of taxable profits in various jurisdictions carrying foreign income taxes and certain U.S. losses not benefitted due to our valuation allowance, partially offset by beneficial enterprise tax status in Israel of $1.3 million, a federal operating loss carryback which provided a tax benefit of $0.7 million, and federal refundable credits of $0.1 million. Our effective tax rate differed from the U.S. federal statutory rate for 2008 primarily due to the distribution and mixture of taxable profits in various tax jurisdictions, some of which carry adequate loss carry-forwards.

As of December 31, 2009, we had net operating loss carry-forwards for federal and state income tax purposes of $61.3 million and $20.2 million, respectively. We use the with-and-without approach described in guidance which has been incorporated into ASC 740 Income Taxes (ASC 740) to determine the recognition and measurement of excess tax benefits. Accordingly, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital, once realized. In addition, we have elected to account for the indirect benefits of stock-based compensation awards or other tax attributes, such as research and development credits and alternative minimum tax credits, in our consolidated statement of operations. As of December 31, 2009, the portion of the federal and state operating loss carry-forwards, which related to stock option benefits, was approximately $15.3 million.

We also had federal research and development tax credit carry-forwards of approximately $2.8 million and state research and development tax credit carry-forwards of approximately $1.0 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire between 2020 and 2029, and the state net operating loss and tax credit carry-forwards will expire in different years depending on the specific state, ranging from 2010 to indefinite. Net operating loss carry-forwards and credit carry-forwards reflected above may be limited due to ownership changes as provided in Section 382 of the Internal Revenue Code and similar state provisions.

Years Ended December 31, 2008 and 2007

Net Revenues

Total net revenues increased 5.0% to $185.3 million for 2008 from $176.5 million for 2007. The $8.8 million increase was due to a $24.5 million increase in Video product revenues and a $5.1 million increase in service revenues, partially offset by a $20.8 million decrease in Data product revenues following the retirement of our CMTS platform products.

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

During 2008, revenues from customers in the U.S. comprised 91% of net revenues compared to 83% for 2007. The percentage increase in domestic revenues in 2008 was primarily attributable to a decline in revenues from our Data products from international customers, as we retired our CMTS platform products.

Product Revenues.  Product revenues for 2008 were $148.4 million compared to $144.7 million for 2007. Video product revenues increased $24.5 million for 2008 compared to 2007 due to a $39.6 million increase in Switched Digital Video revenues and a $3.8 million increase in Broadcast Video revenues, partially offset by an $18.9 million decrease in TelcoTV revenues primarily due to decreased orders from our largest telecommunications customer. The increase in Switched Digital Video and Broadcast Video revenues was primarily due to an increase in volume from our customers, which was slightly offset by downward pressure on our product pricing from both our customers and our competitors. Data product revenues decreased by $20.8 million to $2.9 million in 2008, compared to $23.7 million in 2007, due to the retirement of our CMTS platform products.

Service Revenues.  Service revenues for 2008 were $36.9 million compared to $31.8 million for 2007, an increase of $5.1 million, or 16.0%. Video service revenues increased $7.8 million in 2008 compared to 2007, which was comprised of a $4.0 million increase in Video customer support and maintenance revenues from our new and installed base of customers as well as a $3.8 million increase in Video installation and training revenues. This was partially offset by a $2.7 million decrease in Data service revenues due to the retirement of our CMTS platform products.

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

Sales and Marketing.  Sales and marketing expense was $28.9 million for 2008, or 15.6% of net revenues, compared to $39.9 million for 2007, or 22.6% of net revenues. The $10.9 million decrease was primarily due to a

$5.2 million decrease in compensation expense related to a reduction in headcount, a $1.3 million decrease in overhead expenses, a $1.6 million decrease in travel, and a $1.2 million decrease in marketing related activities, such as trade shows and public relations. We significantly reduced our headcount that sold our retired CMTS products. Sales and marketing expense included stock-based compensation of $2.6 million and $4.2 million for 2008 and 2007, respectively.

General and Administrative.  General and administrative expense was $20.9 million for 2008, or 11.3% of net revenues, compared to $16.3 million for 2007, or 9.2% of net revenues. The $4.6 million increase was primarily due to a $1.6 million increase in stock-based compensation, a $1.2 million increase in costs associated with audit activities and Sarbanes-Oxley 404 compliance and a $0.8 million increase in legal fees primarily attributable to litigation-related costs. The remaining $1.0 million increase relates to increased bonus expense, which was earned as result of our favorable financial results in 2008, and increased subcontractor expenses. General and administrative expense included stock-based compensation of $3.7 million and $2.1 million for 2008 and 2007, respectively.

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

Class action lawsuit charges.  On January 27, 2009, the defendants reached an agreement in principle with the lead plaintiff to settle our main purported shareholder class action lawsuit pending in federal court. The agreement provides a full release for all potential claims arising from the securities laws alleged in the initial and consolidated complaints, including claims for alleged violations of the Securities Act of 1933 and the Exchange Act of 1934. We recorded an expense for $1.5 million for the year ended December 31, 2008, which represented the estimated amount we agreed to pay as of December 31, 2008.

Interest Income

Interest income was $5.2 million for 2008 compared to $6.9 million for 2007. While cash and cash equivalents increased for 2008, interest income decreased due to lower interest rates for 2008 compared to 2007.

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

Provision for Income Taxes

The provision for income taxes of $2.4 million and $1.2 million for 2008 and 2007, respectively, were related to provisions for both domestic and foreign income taxes. As of December 31, 2008, we had net operating loss carry-forwards for federal and state income tax purposes of $77.3 million and $37.8 million, respectively. We use the with-and-without approach described in guidance which has been incorporated into ASC 740 to determine the recognition and measurement of excess tax benefits. Accordingly, we elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital, once realized. In addition, we elected to account for the indirect benefits of stock-based compensation awards or other tax attributes, such as research and development credits and alternative minimum tax credits, in our consolidated statement of operations. As of December 31, 2008, the portion of the federal and state operating loss carry-forwards, which related to stock option benefits, was $13.1 million.

We also had federal research and development tax credit carry-forwards of $2.7 million and state research and development tax credit carry-forwards of $1.1 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire between 2021 and 2028, and the state net operating loss and tax credit carry-forwards will expire in different years depending on the specific state, ranging from 2010 to indefinite. Utilization of these net operating losses and credit carry-forwards are subject to an annual limitation due to the provisions of Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of December 31, 2009, we had no long-term debt outstanding.

Cash Flow

Cash, cash equivalents and marketable securities.  We had approximately $171.9 million of cash, cash equivalents, and marketable securities as of December 31, 2009. Marketable securities consist principally of corporate debt securities, commercial paper and securities of U.S. agencies with remaining time to maturity of two years or less. Restricted cash of $0.6 million as of December 31, 2009 was not included in cash and cash equivalents.

Operating activities

The key line items affecting cash from operating activities were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net (loss) income	$(6,739)	$9,780	$(25,367)
Add back non-cash charges	23,458	20,494	27,076

Net income before non-cash charges(1)	16,719	30,274	1,709
Decrease in accounts receivable	7,866	1,494	6,133
Decrease in inventories, net	1,190	709	321
(Decrease) increase in deferred revenues	(15,696)	(6,726)	16,686
Decrease in accounts payable and accrued and other liabilities	(6,925)	(2,332)	(2,063)
Other, net	(2,831)	115	(1,924)

Net cash provided by operating activities	$323	$23,534	$20,862

(1)	Non-cash charges primarily related to stock-based compensation and depreciation of property and equipment, and for 2007 revaluation of warrant liabilities.

Net cash provided by operating activities decreased in 2009 compared to 2008 primarily due to the net loss in 2009 compared to net income in 2008. This net cash provided from operating activities was offset in 2009 primarily due to decreased deferred revenues in 2009 and 2008. Net cash provided from operating activities increased in 2008 compared to 2007 primarily due to net income in 2008 compared to a net loss in 2007. This net cash provided from operating activities was offset in 2008 primarily due to decreased deferred revenues in 2008 compared to increased deferred revenues in 2007.

We expect cash from operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter, accounts receivable collections, inventory and supply chain management and the timing and amount of taxes and other payments.

Investing Activities

Our investing activities used cash of $30.7 million for 2009, primarily from net purchases of marketable securities of $23.8 million, the purchase of property and equipment, primarily computer and engineering equipment of $4.6 million, and the purchase of a software license for $2.5 million.

Our investing activities used cash of $33.1 million for 2008, primarily from net purchases of marketable securities of $23.8 million and the purchase of property and equipment of $11.1 million primarily to support our new product offerings. These capital expenditures consisted primarily of computer and test equipment and software purchases, offset in part by $1.8 million in proceeds from the sale of intangible assets for our Fast Flow technology.

Our investing activities used cash of $85.0 million for 2007, primarily from net purchases of marketable securities of $72.2 million and the purchase of property and equipment of $12.3 million primarily to support our new product offerings. These capital expenditures consisted primarily of computer and test equipment and software purchases.

Financing Activities

Our financing activities provided cash from the issuance of common stock (through the exercise of stock options under our equity incentive plans and sale of stock under our employee stock purchase plan) of $4.3 million for 2009.

Our financing activities provided cash of $5.4 million for 2008, primarily from the issuance of common stock from the exercise of options under our equity incentive plans and sales of stock under our employee stock purchase plan.

Our financing activities provided cash of $80.7 million for 2007, primarily from our IPO, which provided us with aggregate net proceeds of $87.8 million and proceeds of $5.7 million, primarily from the issuance of common stock from the exercise of options under our equity incentive plans and sales under our employee stock purchase plan. These increases were partially offset by the repayment of loans and capital leases of $14.5 million.

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

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2009 were as follows (in thousands):

	Payments Due by Period:
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations(1)	$6,949	$2,767	$4,108	$74	$—
Purchase obligations(2)	2,972	2,972	—	—	—

Total obligations	$9,921	$5,739	$4,108	$74	$—

(1)	Operating lease obligations are net of sublease rentals from a portion of our Tel Aviv facility.

(2)	Purchase obligations comprise firm non-cancelable agreements to purchase inventory.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. To control this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of December 31, 2009, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the year ended December 31, 2009, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars, and therefore the majority of our revenues are not subject to foreign currency risk. However, if we extend credit to international customers and the U.S. dollar appreciates against our customers’ local currency there is an increased collection risk as it will require more local currency to settle our U.S. dollar based invoice. Our operating expense and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging, would have resulted in an increase in our loss before taxes of approximately $3.0 million for the year ended December 31, 2009.

We continue to hedge our projected exposure to exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel, and accordingly we do not anticipate that fluctuations will have a material impact on our financial results for the year ending December 31, 2010. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short-term in nature, a long-term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BigBand Networks, Inc.

We have audited the accompanying consolidated balance sheets of BigBand Networks, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BigBand Networks, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BigBand Networks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  ERNST AND YOUNG LLP

San Jose, California
March 5, 2010

BigBand Networks, Inc.

Consolidated Balance Sheets

	As of December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$24,894	$50,981
Marketable securities	147,014	123,654
Accounts receivable, net of allowance for doubtful accounts of $56 and $39 as of December 31, 2009 and 2008, respectively	18,495	26,361
Inventories, net	4,933	6,123
Prepaid expenses and other current assets	6,177	3,716

Total current assets	201,513	210,835
Property and equipment, net	11,417	15,358
Goodwill	1,656	1,656
Other non-current assets	9,002	6,273

Total assets	$223,588	$234,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,483	$8,350
Accrued compensation and related benefits	5,023	11,433
Current portion of deferred revenues, net	32,428	39,433
Current portion of other liabilities	7,083	9,221

Total current liabilities	54,017	68,437
Deferred revenues, net, less current portion	12,438	21,129
Other liabilities, less current portion	2,642	2,392
Accrued long-term Israeli severance pay	4,215	3,745
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of December 31, 2009 and 2008; 67,138 and 64,639 shares issued and outstanding as of December 31, 2009 and 2008, respectively	67	65
Additional paid-in capital	283,704	265,176
Accumulated other comprehensive income	124	58
Accumulated deficit	(133,619)	(126,880)

Total stockholders’ equity	150,276	138,419

Total liabilities and stockholders’ equity	$223,588	$234,122

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net revenues:
Products	$93,662	$148,417	$144,715
Services	45,852	36,876	31,795

Total net revenues	139,514	185,293	176,510

Cost of net revenues:
Products	45,961	60,207	76,260
Services	12,384	12,755	13,414

Total cost of net revenues	58,345	72,962	89,674

Gross profit	81,169	112,331	86,836

Operating expenses:
Research and development	46,431	54,043	51,862
Sales and marketing	24,201	28,935	39,868
General and administrative	18,862	20,884	16,286
Restructuring charges	1,356	2,055	2,998
Amortization of intangible assets	—	733	572
Gain on sale of intangible assets	—	(1,800)	—
Class action litigation charges	477	1,504	—

Total operating expenses	91,327	106,354	111,586

Operating (loss) income	(10,158)	5,977	(24,750)
Interest income	2,570	5,174	6,863
Interest expense	—	—	(648)
Other (expense) income, net	(218)	1,029	(5,607)

(Loss) income before (benefit from) provision for income taxes	(7,806)	12,180	(24,142)
(Benefit from) provision for income taxes	(1,067)	2,400	1,225

Net (loss) income	$(6,739)	$9,780	$(25,367)

Basic net (loss) income per common share	$(0.10)	$0.15	$(0.52)

Diluted net (loss) income per common share	$(0.10)	$0.15	$(0.52)

Shares used in basic net (loss) income per common share	65,936	63,559	49,041

Shares used in diluted net (loss) income per common share	65,936	67,264	49,041

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable								Accumulated
	Convertible		Common Stock				Additional	Deferred	Other
	Preferred Stock		Class A		Class B		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity (Deficit)
	(In thousands)
Balance as of December 31, 2006	29,439	$117,307	8,241	$8	3,619	$4	$17,063	$(1,405)	$9	$(111,293)	$(95,614)
Conversion of class B common stock into class A common Stock	—	—	3,619	4	(3,619)	(4)	—	—	—	—	—
Conversion of preferred stock into class A common stock	(29,439)	(117,307)	37,762	38	—	—	117,269	—	—	—	117,307
Proceeds from initial public offering, net of expenses	—	—	7,500	8	—	—	87,761	—	—	—	87,769
Reclassification of preferred stock warrant liabilities to APIC upon IPO	—	—	—	—	—	—	8,125	—	—	—	8,125
Proceeds from exercise of class A common stock options	—	—	4,056	4	—	—	4,684	—	—	—	4,688
Proceeds from issuance of common stock under employee stock purchase plan	—	—	213	—	—	—	1,089	—	—	—	1,089
Tax benefit from stock options	—	—	—	—	—	—	25	—	—	—	25
Stock-based compensation	—	—	12	—	—	—	10,408	—	—	—	10,408
Net exercise for payment of tax liability for employee							(113)	—	—	—	(113)
Amortization of deferred stock-based compensation, net of reversals	—	—	—	—	—	—	(335)	1,202	—	—	867
Stock-based compensation related to non-employees in exchange for services	—	—	2	—	—	—	341	—	—	—	341
Exercise of warrants	—	—	502	—	—	—	1,822	—	—	—	1,822
Comprehensive loss:
Net unrealized gains on cash flow hedges	—	—	—	—	—	—	—	—	42	—	42
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	194	—	194
Net settled unrealized gains on cash flow hedges			—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	(25,367)	(25,367)

Total comprehensive loss											(25,128)

	Redeemable								Accumulated
	Convertible		Common Stock				Additional	Deferred	Other
	Preferred Stock		Class A		Class B		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity (Deficit)
	(In thousands)
Balance as of December 31, 2007	—	—	61,907	62	—	—	248,139	(203)	248	(136,660)	111,586
Proceeds from exercise of common stock options	—	—	2,275	2	—	—	3,753	—	—	—	3,755
Proceeds from issuance of common stock under employee stock purchase plan	—	—	362	1	—	—	1,483	—	—	—	1,484
Vesting of restricted stock units, net	—	—	27	—	—	—	—	—	—	—	—
Tax benefit from stock options	—	—	—	—			158	—	—	—	158
Stock-based compensation	—	—	—	—	—	—	11,695	—	—	—	11,695
Net exercise for payment of tax liability for employee	—	—	—	—	—	—	(29)	—	—	—	(29)
Amortization of deferred stock-based compensation, net of reversals	—	—	—	—	—	—	(23)	203	—	—	180
Exercise of warrants — cashless	—	—	68	—	—	—	—	—	—	—	—
Comprehensive income:
Net unrealized losses on cash flow hedges	—	—	—	—	—	—	—	—	(340)	—	(340)
Net unrealized gains on marketable securities	—	—	—	—	—	—	—	—	476	—	476
Net settled unrealized losses on cash flow hedges	—	—	—	—	—	—	—	—	(326)	—	(326)
Net income	—	—	—	—	—	—	—	—	—	9,780	9,780

Total comprehensive income											9,590

Balance as of December 31, 2008	—	—	64,639	65	—	—	265,176	—	58	(126,880)	138,419
Proceeds from exercise of common stock options	—	—	1,444	1	—	—	2,711	—	—	—	2,712
Proceeds from issuance of common stock under employee stock purchase plan	—	—	478	—	—	—	1,593	—	—	—	1,593
Vesting of restricted stock units, net	—	—	577	1	—	—	(1)	—	—	—	—
Tax benefit from stock options	—	—	—	—			17	—	—	—	17
Stock-based compensation	—	—	—	—	—	—	14,219	—	—	—	14,219
Net exercise for payment of tax liability for employee	—	—	—	—	—	—	(11)	—	—	—	(11)
Comprehensive loss:
Net unrealized gains on cash flow hedges	—	—	—	—	—	—	—	—	191	—	191
Net unrealized losses on marketable securities	—	—	—	—	—	—	—	—	(404)	—	(404)
Net settled unrealized gains on cash flow hedges	—	—	—	—	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	—	—	—	—	(6,739)	(6,739)

Total comprehensive loss											(6,673)

Balance as of December 31, 2009	—	$—	67,138	$67	—	$—	$283,704	$—	$124	$(133,619)	$150,276

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Cash Flows from Operating activities
Net (loss) income	$(6,739)	$9,780	$(25,367)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	8,457	9,833	9,771
Amortization of software license	417	—	—
Amortization of intangible assets	—	733	572
Gain on sale of intangible assets — Fast Flow technology	—	(1,800)	—
Loss on disposal of property and equipment	103	337	165
Revaluation of warrant liabilities	—	—	4,974
Stock-based compensation	14,219	11,695	10,749
Amortization of deferred stock-based compensation	—	180	867
Tax benefit from stock options	(17)	(158)	(25)
Net settled unrealized gains (losses) on cash flow hedges	279	(326)	3
Change in operating assets and liabilities:
Decrease in accounts receivable, net	7,866	1,494	6,133
Decrease in inventories, net	1,190	709	321
(Increase) decrease in prepaid expenses and other current assets	(2,493)	292	(1,501)
Increase in other non-current assets	(808)	(734)	(867)
Increase (decrease) in accounts payable	1,133	(3,161)	(1,286)
Increase in long-term Israeli severance pay	470	557	444
(Decrease) increase in accrued and other liabilities	(8,058)	829	(777)
(Decrease) increase in deferred revenues	(15,696)	(6,726)	16,686

Net cash provided by operating activities	323	23,534	20,862

Cash Flows from Investing activities
Purchase of marketable securities	(168,539)	(202,829)	(170,460)
Proceeds from maturities of marketable securities	130,271	151,154	78,445
Proceeds from sale of marketable securities	14,504	27,854	19,800
Purchase of property and equipment	(4,619)	(11,077)	(12,320)
Purchase of software license	(2,500)	—	—
Proceeds from sale of intangible assets — Fast Flow technology	—	1,800	—
Proceeds from sale of property and equipment	—	9	40
Decrease (increase) in restricted cash	162	6	(505)

Net cash used in investing activities	(30,721)	(33,083)	(85,000)

Cash Flows from Financing activities
Proceeds from exercise of common stock options, net of tax liability	2,701	3,726	4,575
Proceeds from issuance of common stock under employee stock plans	1,593	1,484	1,089
Proceeds from initial public offering, net of expenses	—	—	87,769
Principal payments on loans and capital leases	—	—	(14,550)
Proceeds from exercise of warrants to purchase common stock	—	—	1,822
Tax benefit from stock options	17	158	25

Net cash provided by financing activities	4,311	5,368	80,730

Net (decrease) increase in cash and cash equivalents	(26,087)	(4,181)	16,592
Cash and cash equivalents as of beginning of year	50,981	55,162	38,570

Cash and cash equivalents as of end of year	$24,894	$50,981	$55,162

Schedule of non-cash transactions
Accrued leasehold improvements	$—	$—	$2,300

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$514

Income taxes paid	$1,239	$2,874	$3,945

See accompanying notes.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

BigBand Networks, Inc. (BigBand or the Company), headquartered in Redwood City, California, was incorporated on December 3, 1998, under the laws of the state of Delaware and commenced operations in January 1999. BigBand develops, markets and sells network-based solutions that enable cable Multiple System Operators and telecommunications companies to offer video services across coaxial, fiber and copper networks.

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

Revenue Recognition

The Company’s software and hardware product applications are sold as solutions and its software is a significant component of these solutions. The Company provides unspecified software updates and enhancements related to products through support contracts. As a result, the Company accounts for revenues in accordance with ASC 985 Software, for each transaction, all of which involve the sale of products with a significant software component. Revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation, program management and training) and product revenues, net of the associated costs. Deferred product revenue generally relates to acceptance provisions that have not been met or partial shipment or when the Company does not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of net revenues.

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

Cash, Cash Equivalents and Marketable Securities

The Company holds its cash and cash equivalents in checking, money market and investment accounts with high credit quality financial institutions. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Marketable securities consist principally of corporate debt securities, commercial paper, securities of U.S. agencies and certificates of deposit, with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. As of December 31, 2009, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment in order to determine the classification of the impairment as temporary or other-than-temporary, which involves considerable judgment regarding such factors as the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets, the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In April 2009, the Financial Accounting Standards Board (FASB) issued new guidance which was incorporated into FASB Accounting Standards Codification (ASC) 320 Investments — Debt and Equity Securities, which established a new method of recognizing and reporting

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary impairments of debt securities. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company considers it more likely than not that it will sell the security before it will recover its amortized cost basis, an other-than-temporary impairment will be considered to have occurred. An other-than temporary impairment will also be considered to have occurred if the Company does not expect to recover the entire amortized cost basis of the security, even if it does not intend to sell the security. The Company has recognized no other-than-temporary impairments for its marketable securities for the years ended December 31, 2009, 2008 and 2007.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, derivatives used in the Company’s hedging program, accounts payable and other accrued liabilities approximate their fair value. The carrying values of the Company’s other long-term liabilities and the Israeli severance pay fund assets approximate their fair value.

Credit Risk and Concentrations of Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, marketable securities, accounts receivable and restricted cash. Cash equivalents, restricted cash and marketable securities are invested through major banks and financial institutions in the U.S. and Israel. Such deposits in the U.S. may be in excess of insured limits and are not insured in Israel. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Customers with accounts receivable balances of 10% or greater of the total accounts receivable balances as of December 31, 2009 and 2008, and customers representing 10% or greater of net revenues for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Percentage of Total Accounts Receivable as of		Percentage of Net Revenues For
	December 31,		The Years Ended December 31,
Customers	2009	2008	2009	2008	2007

A	24	64	33	27	13
B	*	16	18	29	40
C	15	*	10	*	*
D	43	*	*	14	11

*	Represents less than 10%

The Company’s customers are impacted by several factors, including an industry downturn and tightening of access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts. Management makes judgments as to the Company’s ability to collect outstanding

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables when collection becomes doubtful. Provisions are made based upon specific review of the outstanding invoices. Activity related to allowance for doubtful accounts was as follows (in thousands):

	Balance as of	Charged to
	Beginning of	Costs and	Additions	Balance as of
	Year	Expenses	(Deductions)	End of Year

Year ended:
December 31, 2009	$39	$(38)	$55	$56
December 31, 2008	$142	$64	$(167)	$39
December 31, 2007	$152	$99	$(109)	$142

Inventories, Net

Inventories, net consist primarily of finished goods and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include factors that are uncertain. If inventory is written down, a new cost basis is established that cannot be increased in future periods.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method and recorded over the estimated useful lives as follows:

Useful Life

Computers, software and related equipment	3 years
Engineering and other equipment	5 years
Office furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life of the asset

Software licenses purchased

The Company capitalizes the costs of software licenses purchased from external parties if the technological feasibility of the product as a whole (that is, the product that will be ultimately marketed) has been established at the time of purchase. Amortization of the software license is based on the straight-line method over the remaining estimated economic life of the product.

Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. Through December 31, 2009, no material impairment losses have been recognized.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company considered several factors including management structure and the nature of operations and concluded that it has only one reporting unit. Consistent with this determination, it reviewed the carrying amount of this unit compared to its fair value based on quoted market prices of the Company’s common stock. Following this approach, through December 31, 2009, no impairment losses have been recognized.

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

Income Taxes

As part of the process of preparing its consolidated financial statements the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included on the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of the Company’s deferred tax assets depends on future taxable income against which these deductions, losses, and credits can be utilized. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent management believe that recovery is not likely, it must establish a valuation allowance.

Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its net deferred tax assets. As of December 31, 2009, the Company recorded a full valuation allowance against its deferred tax assets arising from U.S. operations since, based on the available evidence, management believed at that time it was more likely than not that the Company would not be able to utilize all of these deferred tax assets in the future. The Company intends to maintain the full valuation allowance against its U.S. deferred tax assets until sufficient evidence exists to support its reversal. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Derivative Instruments

The Company has revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar that are subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. A foreign currency risk management program was established by the Company to help protect against the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified to the consolidated statement of operations, primarily in research and development expenses. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net. For the year ended December 31, 2009, the loss was $2,000 compared to a gain of $0.8 million for the year ended December 31, 2008. These derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of December 31, 2009 will have settled as of June 30, 2010.

The Company enters into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than its functional currency, which is the U.S. dollar. The Company recognizes these derivative instruments as either assets or liabilities on the consolidated balance sheet at fair value. These forward exchange contracts are not accounted for as hedges; therefore, changes in the fair value of these instruments are recorded as other income (expense), net in the consolidated statement of operations. These derivative instruments generally have maturities of 90 days. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, do not subject the Company to material balance sheet risk.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of December 31,
	2009	2008

Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS 27,000	ILS 42,000

Notional amount of currency option contracts: U.S. dollars	$7,454	$11,926

Unrealized losses included in other comprehensive income on condensed consolidated balance sheets:
Settled — underlying derivative was settled but forecasted transaction has not occurred	$(4)	$(285)
Unsettled — primarily included as other current liabilities	(147)	(336)

Total unrealized losses included in other comprehensive income	$(151)	$(621)

Derivatives not designated as hedging instruments:
Notional amount of foreign currency forward contracts: Israeli New Shekels	ILS 5,000	ILS 7,500

Notional amount of foreign currency forward contracts: U.S. dollars	$1,323	$1,923

Unrealized (losses) gains included in other income (expense) in condensed consolidated statements of operations:
Fair value included in other current (liabilities) assets on condensed consolidated balance sheets	$(3)	$55

The change in accumulated other comprehensive income (loss) from cash flow hedges included on the Company’s consolidated balance sheets was as follows (in thousands):

	Years Ended December 31,
	2009	2008

Accumulated other comprehensive (loss) income related to cash flow hedges as of beginning of year	$(621)	$45
Changes in settled and unsettled portion of cash flow hedges	(393)	(892)

	(1,014)	(847)
Less:
Changes in cash flow hedges: Loss reflected in condensed consolidated statement of operations	(863)	(226)

Accumulated other comprehensive loss related to cash flow hedges as of end of year	$(151)	$(621)

Israeli Severance Pay

The Company’s wholly-owned subsidiary located in Israel is required to fund future severance liabilities determined in accordance with Israeli severance pay laws. Under these laws, employees are entitled upon termination to one month’s salary for each year of employment or portion thereof. The Company records compensation expense to accrue for these costs over the employment period, based on the assumption that the benefits to which the employee is entitled, if the employee separates immediately. The Company funds the liability

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by monthly deposits in insurance policies and severance funds. The provision for Israeli severance expenses included in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, amounted to approximately $0.9 million, $1.2 million, and $1.3 million, respectively. The value of the severance fund assets are recorded in other non-current assets on the Company’s consolidated balance sheets, which was $3.6 million and $2.7 million as of December 31, 2009 and 2008, respectively. The liability for long-term severance accrued on the Company’s consolidated balance sheets was $4.2 million and $3.7 million as of December 31, 2009 and 2008, respectively.

Stock-based Compensation

The Company applies the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation. Stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis.

Under ASC 718, the Company estimates the fair value of stock options granted using a Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, the Company uses the expected term of the option, the expected volatility of the price of its common stock, risk free interest rates and expected dividend yield of the Company’s common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. In valuing share-based awards under ASC 718, significant judgment is required in determining the expected volatility of the Company’s common stock and the expected term individuals will hold their share-based awards prior to exercising. The computation of expected volatility is derived primarily from the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry and to a lesser extent, the Company’s weighted historical volatility following its IPO in March 2007. The expected term of options granted represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110. In the future, as the Company gains historical data for volatility in its stock and the actual term employees hold their options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense the Company records.

Restricted stock units (RSU) grants under the 2007 Plan generally vest in increments over two to four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. This fair value is then amortized on a straight-line basis over the requisite service periods of the RSUs, which is generally the vesting period.

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

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were not significant for all periods presented.

Other Income (Expense), Net

For the years ended December 31, 2009, 2008 and 2007, other income (expense), net, primarily included foreign currency gains and losses. Additionally for the year ended December 31, 2007, other income (expense), net included the expense resulting from fair value adjustments of redeemable convertible preferred stock warrants.

Preferred Stock Warrants

Upon the completion of its initial public offering on March 27, 2007, the warrants to purchase redeemable convertible preferred stock became warrants to purchase the Company’s common stock and accordingly the Company ceased adjusting these warrants for changes in fair value and reclassified their respective liabilities to stockholders’ equity. Pursuant to ASC 480 Distinguishing Liabilities from Equity, freestanding warrants for shares that were either exercisable or warrants for shares that were redeemable were classified as liabilities on the consolidated balance sheet at fair value. At the end of each reporting period, changes in fair value during the period were recorded as a component of other expense, net.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded approximately zero, zero, and $5.0 million of charges to other (expense) income, net to reflect the increase in fair value of preferred stock warrants.

Recently Adopted Accounting Standards

In December 2008, the FASB issued guidance which was included in ASC 715 Compensation — Retirement Benefits, and was effective for fiscal years ending after December 15, 2009. This guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The adoption of this guidance had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 was effective in the three months ended December 31, 2009. The adoption of ASU 2009-05 had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2009-13 and ASU 2009-14 on its consolidated financial position, results of operations or cash flows.

3.	Basic and Diluted Net (Loss) Income per Common Share

The computation of basic and diluted net (loss) income per common share was as follows (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007

Numerator:
Net (loss) income	$(6,739)	$9,780	$(25,367)
Denominator:
Weighted average shares used in basic net (loss) income per common share	65,936	63,559	49,041
Stock options	—	3,506	—
Warrants	—	188	—
Restricted stock units	—	—	—
Employee stock purchase plan shares	—	11	—

Weighted average shares used in diluted net (loss) income per common share	65,936	67,264	49,041

Basic net (loss) income per common share	$(0.10)	$0.15	$(0.52)

Diluted net (loss) income per common share	$(0.10)	$0.15	$(0.52)

As of December 31, 2009, 2008 and 2007, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of diluted net (loss) income per common share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities were as follows (shares in thousands):

	As of December 31,
	2009	2008	2007

Stock options outstanding	12,115	8,572	13,851
Restricted stock units	2,497	215	356
Employee stock purchase plan shares	302	243	—
Warrants to purchase common stock	268	—	428

4.	Restructuring Charges

February 2009 Restructuring Plan

On February 9, 2009, the Board of Directors authorized a restructuring plan in order to respond to market and economic conditions pursuant to which employees were terminated. This resulted in severance costs of $0.7 million for the year ended December 31, 2009.

April 2008 Restructuring Plan

On April 29, 2008, the Board of Directors authorized a restructuring plan in connection with the redeployment of resources pursuant to which employees were terminated under a plan of termination. This resulted in net charges

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of zero and $1.4 million for the years ended December 31, 2009 and 2008, respectively including charges of $1.1 million for vacated facility charges and $0.3 million for severance costs. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to January 2013.

October 2007 Restructuring Plan

On October 29, 2007, the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s cable modem termination system platform (CMTS) under a plan of termination. This resulted in net charges of $0.7 million, $0.7 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Severance and related charges of zero, $0.3 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively consisted primarily of salary and payroll taxes and medical benefits. The Company’s plan also involved vacating several leased facilities throughout the world, with lease terms expiring through March 2012 resulting in vacated facility charges, net of sublease income of approximately $0.7 million, $0.4 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The costs associated with facility lease obligations are expected to be paid over the remaining term of the related obligations which extend to March 2012.

Restructuring summary

All of the restructuring plans discussed above were essentially complete as of December 31, 2009, including one previously exited facility approved under the October 2007 restructuring plan which is expected to be subleased in 2010. Total restructuring activity for the plans discussed above was as follows (in thousands):

				Total
	Vacated Facilities	Severance and		Restructuring
	Costs	Related Expenses	Other Costs	Liabilities

Balance, December 31, 2006	$—	$—	$—	$—
Charges	665	2,193	140	2,998
Adjustments	62	—	—	62
Cash Payments	(101)	(1,462)	(34)	(1,597)

Balance, December 31, 2007	626	731	106	1,463
Charges	1,494	542	19	2,055
Adjustments(1)	(601)	—	—	(601)
Cash Payments	(823)	(1,273)	(125)	(2,221)

Balance, December 31, 2008	696	—	—	696
Charges(2)	699	657	—	1,356
Adjustments	41	(22)	—	19
Cash Payments	(542)	(635)	—	(1,177)

Balance, December 31, 2009	$894	$—	$—	$894

Less restructuring liability, current portion				(739)

Restructuring liability, less current portion				$155

(1)	Adjustments for the year ended December 31, 2008 related to the leasehold improvements which were originally charged to restructuring expense as part of the subleasing of a vacated facility.

(2)	Charges for vacated facilities costs for the year ended December 31, 2009 were due to the restructuring plan approved by the Company’s Board of Directors on October 29, 2007.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fair Value

The fair value of the Company’s cash equivalents and marketable securities is determined in accordance with ASC 820 Fair Value Measurements and Disclosures (ASC 820), which the Company adopted in 2008. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1), inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2) and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) as of December 31, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Marketable securities:
U.S. Agency debt securities	$1,265	$63,014	$—	$64,279
Corporate debt securities	—	70,819	—	70,819
Commercial paper	—	7,393	—	7,393
Certificates of deposit	4,523	—	—	4,523

	5,788	141,226	—	147,014
Cash equivalents:
Money market funds	12,527	—	—	12,527
Corporate debt securities	—	181	—	181
Commercial paper	—	1,000	—	1,000

	12,527	1,181	—	13,708

Total cash equivalents and marketable securities	$18,315	$142,407	$—	$160,722

Cash balances				11,186

Total cash, cash equivalents and marketable securities				$171,908

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which are fully comprised of Level 2 assets, was $3.6 million and $2.7 million as of December 31, 2009 and 2008, respectively.

6.	Balance Sheet Data

Marketable Securities

Marketable securities, which included available-for-sale securities as of December 31, 2009 and December 31, 2008 were as follows (in thousands):

	As of December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gain	Loss	Value

U.S. Agency debt securities	$64,256	$70	$(47)	$64,279
Corporate debt securities	70,569	288	(38)	70,819
Commercial paper	7,394	—	(1)	7,393
Certificates of deposit	4,520	4	(1)	4,523

Total marketable securities	$146,739	$362	$(87)	$147,014

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gain	Loss	Value

U.S. Agency debt securities	$54,852	$444	$—	$55,296
Corporate debt securities	44,247	239	(108)	44,378
Commercial paper	22,885	101	—	22,986
Municipal debt securities (taxable)	1,000	—	(6)	994

Total marketable securities	$122,984	$784	$(114)	$123,654

The fair value and unrealized loss of investments showing unrealized loss (primarily corporate debt securities, none of which had been in a continuous loss position for more than nine months) was $54.0 million and $87,000, respectively, as of December 31, 2009, and $18.2 million and $114,000 as of December 31, 2008, respectively. As of December 31, 2009, the Company did not hold any marketable securities with remaining time to maturity of greater than one year and in a consistent loss position for at least nine months. Gross realized losses or gains on the sale of marketable securities were not significant during the years ended December 31, 2009, 2008 and 2007.

Through December 31, 2009, the Company had no marketable securities that were considered other-than-temporarily impaired. The Company periodically reviews other-than-temporary impairments for available-for-sale debt instruments when it intends to sell or it is more likely than not that it will be required to sell an available-for-sale debt instrument before recovery of its amortized cost basis. If this assessment had identified available-for-sale debt instruments that were considered other-than-temporarily impaired and that the Company did not intend to sell and would not be required to sell prior to recovery of the amortized cost basis, the Company would separate the amount of the impairment into the amount that was credit related and the amount due to all other factors. The credit loss component would be recognized in earnings and would be the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows due to factors that were not credit related would be recognized in other comprehensive income (loss).

The contractual maturity date of the marketable securities was as follows (in thousands):

	As of December 31,
	2009	2008

Due within one year	$107,449	$88,118
Due within one to two years	39,565	35,536

Total marketable securities	$147,014	$123,654

Inventories, Net

Inventories, net were comprised as follows (in thousands):

	As of December 31,
	2009	2008

Finished products	$4,933	$6,085
Raw materials, parts and supplies	—	38

Total inventories, net	$4,933	$6,123

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised as follows (in thousands):

	As of December 31,
	2009	2008

Taxes receivable	$2,969	$424
Interest receivable	1,070	965
Prepaid maintenance	981	667
Other	1,157	1,660

Total prepaid expenses and other current assets	$6,177	$3,716

Property and Equipment, Net

Property and equipment, net was comprised as follows (in thousands):

	As of December 31,
	2009	2008

Engineering and other equipment	$30,129	$29,463
Computers, software and related equipment	19,942	18,973
Leasehold improvements	5,897	5,745
Office furniture and fixtures	1,132	1,192

	57,100	55,373
Less: accumulated depreciation	(45,683)	(40,015)

Total property, plant and equipment	$11,417	$15,358

The Company reviews the estimated useful lives of its fixed assets on a periodic basis. In 2007, this review resulted in an additional $0.8 million charge to depreciation expense. The Company recorded no similar charges in 2008 and 2009.

Goodwill

The carrying value of goodwill was approximately $1.7 million as of both December 31, 2009 and 2008. There were no additions or adjustments to goodwill during the years ended December 31, 2009 and 2008.

Other Non-current Assets

Other non-current assets were as follows (in thousands):

	As of December 31,
	2009	2008

Israeli severance pay	$3,648	$2,661
Software license	2,083	—
Security deposit	1,962	2,125
Restricted cash	583	745
Deferred tax assets	449	644
Other	277	98

Total other non-current assets	$9,002	$6,273

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software license represents the Company’s purchase of a quadrature amplitude modulation (QAM) edge resource management technology license for $2.5 million in 2009. The Company amortizes the amounts paid for the software license fee using the straight-line method over the estimated useful life of three years. Restricted cash consists of a certificate of deposit that is used to secure a standby letter of credit required in connection with an operating lease of the Company and cash used as credit card collateral.

Deferred Revenues, Net

Deferred revenues, net were as follows (in thousands):

	As of December 31,
	2009	2008

Deferred service revenues, net	$27,252	$39,675
Deferred product revenues, net	17,614	20,887

Total deferred revenues, net	44,866	60,562
Less current portion of deferred revenues, net	(32,428)	(39,433)

Deferred revenues, net, less current portion	$12,438	$21,129

Other Liabilities

Other liabilities were as follows (in thousands):

	As of December 31,
	2009	2008

Rent and restructuring liabilities	$1,581	$1,602
Foreign, franchise and other income tax liabilities	2,198	2,071
Accrued warranty	2,068	3,381
Sales and use tax payable	1,310	831
Accrued professional fees	462	721
Customer prepayments	816	155
Accrued class action litigation charges	—	1,504
Other	1,290	1,348

Total other liabilities	9,725	11,613
Less current portion of other liabilities	(7,083)	(9,221)

Other liabilities, less current portion	$2,642	$2,392

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Warranty

Activity related to the product warranty was as follows (in thousands):

	Years Ended December 31,
	2009	2008

Balance as of beginning of year	$3,381	$4,359
Warranty charged to cost of sales	412	1,275
Utilization of warranty	(1,003)	(1,554)
Other adjustments	(722)	(699)

Balance as of end of year	2,068	3,381
Less accrued warranty, current portion	(1,047)	(1,669)

Accrued warranty, less current portion	$1,021	$1,712

As part of the transition to switch to all digital broadcasting from analog transmission, the Company recorded a $0.5 million benefit from the reversal of warranty reserves related to the decommissioned analog products in 2009. The reversal of this warranty reserve was recorded as a reduction of the Company’s cost of net product revenues, and is included in the above table in other adjustments.

7.	Commitments and Contingencies

Commitments

The Company and its subsidiaries operate from leased premises in the U.S., Israel and Asia. The Company is committed to pay a portion of the buildings’ operating expenses as determined under the lease agreements. Future minimum lease payments due under the related operating leases with an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2009 were as follows (in thousands):

Years ending December 31,
2010	$3,188
2011	3,069
2012	1,881
2013	100
2014	—

Total minimum lease payments	$8,238

The terms of certain lease arrangements have free or escalating rent payment provisions, and when significant, the rent expense is recognized on a straight-line basis over the lease period resulting in a deferred rent liability. Leasehold improvements are amortized over the shorter of their useful life or the contractual lease term. Rent expense under operating leases was approximately $3.2 million, $3.6 million and $4.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively. The Company entered into a non-cancellable sublease of a portion of its Tel Aviv facility in December 2008, which expires in January 2013. Sublease rentals received were $0.4 million for the year ended December 31, 2009, and were not material for the years ended December 31, 2008 and 2007.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

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

Securities Litigation

In connection with the settlement of the Company’s federal securities litigation (In re BigBand Networks, Inc. Securities Litigation, Case No. C 07-5101-SBA) as ordered by the U.S. District Court for the Northern District of California on September 22, 2009, the related shareholder derivative lawsuit (Ifrah v. Bassan-Eskenazi, et. al., Case No. 468401) was dismissed by the Superior Court for the County of San Mateo, California on September 23, 2009, and the state securities litigation (Wiltjer v. Bassan-Eskenazi, et. al., Case No. CGC-07-469661) was dismissed by the Superior Court for the City and County of San Francisco on October 27, 2009. As of December 31, 2009, the Company had no further significant obligations under these lawsuits.

Indemnities

From time to time, in its normal course of business, the Company may indemnify other parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses such as those that could arise from a breach of representation or breach of covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims.

8.	Stockholders’ Equity

The Company allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cost of net revenues	$2,084	$1,733	$1,534
Research and development	4,887	3,901	3,837
Sales and marketing	2,432	2,566	4,184
General and administrative	4,816	3,675	2,061

Total expense	$14,219	$11,875	$11,616

Equity Incentive Plans

On January 31, 2007, the Board of Directors approved the 2007 Equity Incentive Plan (2007 Plan), which became effective on March 15, 2007. The Company has options outstanding under its 1999, 2001 and 2003 share option and incentive plans (the Prior Plans), but no longer grants stock options or restricted stock units (RSUs) under any of the Prior Plans. Cancelled or forfeited stock option grants under the Prior Plans will be added to the total amount of shares available for grant under the 2007 Plan. In addition, shares authorized but unissued as of

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 15, 2007 under the Prior Plans were added to shares available for grant under the 2007 Plan up to a maximum of 20,005,559 shares. The 2007 Plan contains an “evergreen” provision, pursuant to which the number of shares available for issuance under the 2007 Plan shall be increased on the first day of the fiscal year, in an amount equal to the least of (a) 6,000,000 shares, (b) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the Board of Directors. The Board of Directors increased the amount of shares reserved under the 2007 Plan by 3,356,892 on February 25, 2010, which was equal to 5% of the outstanding shares as of January 1, 2010.

The 2007 Plan allows the Company to award stock options (incentive and non-qualified), restricted stock, RSUs, and stock appreciation rights to employees, officers, directors and consultants of the Company. The exercise price of incentive stock options granted under the 2007 Plan to participants with 10% or more voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 110% of the fair market value of the Company’s common stock on the date of the grant. Options granted under the 2007 Plan are generally exercisable in installments vesting over a four-year period and have a maximum term of ten years from the date of grant. The Company creates newly issued shares for all share transaction with employees.

Shares available for future issuance under the 2007 Plan were as follows (in thousands):

	Years Ended December 31,
	2009	2008

Available as of start of year	7,298	5,906
Authorized shares added	3,232	3,095
Options and RSUs cancelled	904	2,121

	11,434	11,122
Options and RSUs granted	(3,939)	(3,824)

Available as of end of year	7,495	7,298

Data pertaining to stock option activity under the plans was as follows (in thousands, except per share data):

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2006	16,020	$2.31	8.09	$55,194
Granted	3,846	7.58
Exercised	(4,055)	1.15
Cancelled	(1,960)	4.14

Outstanding as of December 31, 2007	13,851	$3.85	7.33	$26,651
Granted	3,505	4.86
Exercised	(2,275)	1.65
Cancelled	(2,051)	5.97

Outstanding as of December 31, 2008	13,030	$4.17	7.58	$22,978
Granted	1,316	4.02
Exercised	(1,444)	1.87
Cancelled	(787)	5.77

Outstanding as of December 31, 2009	12,115	$4.33	6.99	$7,621

Vested and expected to vest, net of forfeitures	11,853	$4.32	6.95	$7,619

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $4.9 million, $9.0 million, and $28.0 million, respectively. The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the year, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the year have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $3.44, $5.52 and $5.14 per share as of December 31, 2009, 2008 and 2007 respectively.

Stock options outstanding and exercisable as of December 31, 2009 were as follows (shares in thousands):

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
		Contractual Life	Weighted Average	No. Shares	Weighted Average
Exercise Price ($)	Number	(Years)	Exercise Price	Exercisable	Exercise Price

0.20 - 1.00	2,444	4.08	$0.79	2,444	$0.79
1.32 - 2.60	856	5.32	2.11	786	2.09
3.08 - 5.28	5,139	8.16	4.61	2,053	4.98
5.29 - 7.34	3,307	7.73	5.97	1,852	6.05
9.33 - 13.12	196	7.26	11.14	139	11.15
14.85 - 18.95	173	7.18	17.35	119	17.41

	12,115	6.99	$4.33	7,393	$3.87

The weighted-average grant-date fair value of options granted for the years ended December 31, 2009, 2008 and 2007 on a per-share basis was approximately $2.69, $3.01 and $6.63, respectively.

Stock-Based Compensation

The fair value of each new option awarded and Employee Stock Purchase Plan shares are estimated on the grant date using the Black-Scholes valuation model using the assumptions noted as follows:

	Years Ended December 31,
	2009	2008	2007

Stock Options
Expected volatility	73-75%	63-71%	75-91%
Expected term	6 years	6 years	6 years
Risk-free interest	2.00-2.80%	2.40-3.31%	3.89-4.75%
Expected dividends	0.0%	0.0%	0.0%
Stock Purchase Plan
Expected volatility	61-104%	59-102%	55-90%
Expected term	0.5 years	0.5 years	0.5-0.6 years
Risk-free interest	0.16-0.74%	0.74-1.87%	3.71-5.12%
Expected dividends	0.0%	0.0%	0.0%

The computation of expected volatility is derived primarily from the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry and to a lesser extent, the Company’s weighted historical volatility following its IPO in March 2007. The risk-free interest factor is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately equal to each grant’s expected term. For all periods presented, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Estimates are evaluated each reporting period and adjusted, if necessary, by recognizing the cumulative effect of the change in estimate on compensation costs recognized in prior year periods.

As of December 31, 2009, total unrecognized stock compensation expense relating to unvested stock options, adjusted for estimated forfeitures, was $19.3 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

The 2007 Plan provides for grants of restricted stock units (RSUs) that vest between two and four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. The total intrinsic value of RSUs vesting during the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $0.2 million and zero, respectively. The Company recorded RSU stock-based compensation expense of $3.7 million, $1.0 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s RSU activity was as follows (units in thousands):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Restricted	Grant-Date	Contractual	Intrinsic
	Stock Units	Fair Value	Life (Years)	Value

Unvested as of December 31, 2006	—	$—
Granted	406	15.14
Cancelled	(50)	18.95

Unvested as of December 31, 2007	356	$14.61	2.23	$1,832
Granted	319	5.35
Vested	(27)	5.56
Cancelled	(80)	18.95

Unvested as of December 31, 2008	568	$9.38	1.24	$3,138
Granted	2,623	5.25
Vested	(577)	7.07
Cancelled	(117)	9.17

Unvested as of December 31, 2009	2,497	$5.58	1.77	$8,590

Expected to vest after December 31, 2009(1)	2,300		1.72	$7,911

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of December 31, 2009, total unrecognized stock compensation expense relating to unvested RSUs, adjusted for estimated forfeitures, was $11.6 million. This amount is expected to be recognized over a weighted-average period of 3.0 years.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

On January 31, 2007, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP), which became effective on March 15, 2007. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP contains an evergreen provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. The Board of Directors increased the amount of shares reserved under the ESPP by 1,342,756 on February 25, 2010, which was equal to 2% of the outstanding shares as of January 1, 2010. The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $0.8 million, $0.9 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Shares available for future issuance under the ESPP were as follows (in thousands):

	Years Ended December 31,
	2009	2008

Available as of start of year	1,662	786
Authorized shares added	1,293	1,238
Common shares issued	(478)	(362)

Available as of end of year	2,477	1,662

Shares Reserved

Common stock available for future issuance was as follows (in thousands):

	December 31,
	2009	2008

ESPP shares reserved for future issuance	2,477	1,662
Restricted stock units	2,497	568
Warrants to purchase common stock	268	268
Stock options:
Outstanding	12,115	13,030
Reserved for future grants	7,497	7,298

	24,854	22,826

Common Stock Warrants

As of December 31, 2009, a warrant holder had unexercised warrants outstanding to purchase 267,858 shares of the Company’s common stock for an exercise price of $1.79 per share. These warrants will expire on March 20, 2010. In 2008, a warrant holder exercised its common stock warrants for 160,300 shares, and under the cashless exercise provisions of the warrant agreement received 67,663 shares in full settlement of the warrant. In 2007, warrants to purchase 502,000 shares of common stock were exercised with total proceeds of approximately $1.8 million paid to the Company.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. Accordingly, the Company reports as a single reporting segment.

Net revenues by geographical region were allocated based on the shipping destination of customer orders, and were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

United States	$123,819	$169,397	$146,835
Asia	9,734	6,648	13,670
Europe	4,198	5,343	14,612
Americas, excluding United States	1,763	3,905	1,393

Total net revenues	$139,514	$185,293	$176,510

Product net revenues were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Video	$92,042	$145,517	$121,046
Data	1,620	2,900	23,669

Total product net revenues	$93,662	$148,417	$144,715

Service net revenues were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Video	$44,140	$30,811	$23,009
Data	1,712	6,065	8,786

Total service net revenues	$45,852	$36,876	$31,795

Long-lived assets by geographical regions were as follows (in thousands):

	As of December 31,
	2009	2008

United States	$6,286	$8,859
Israel	4,728	6,305
Rest of World	403	194

Total long-lived assets	$11,417	$15,358

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The Company’s (loss) income before (benefit from) provision for income taxes was comprised as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Domestic	$(10,276)	$8,833	$(25,755)
Foreign	2,470	3,347	1,613

(Loss) income before (benefit from) provision for income taxes	$(7,806)	$12,180	$(24,142)

(Benefit from) provision for income taxes was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current
Federal	$(687)	$199	$—
State	108	669	(48)
Foreign	(642)	1,578	1,228

	(1,221)	2,446	1,180
Deferred
Federal	(39)	40	38
State	(5)	7	6
Foreign	198	(93)	1

	154	(46)	45

Total (benefit from) provision for income taxes	$(1,067)	$2,400	$1,225

Reconciliations of the tax (benefit) provision at federal statutory rate to the Company’s (benefit from) provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Tax (benefit) provision at federal statutory rate	$(2,732)	$4,263	$(8,450)
U.S. losses not benefited (net operating loss carryforward utilized)	2,063	(2,668)	7,113
Foreign operations	(1,411)	1,523	618
State taxes	68	441	(27)
Research and development tax credits	(200)	(510)	(1,037)
Stock-based compensation	1,074	(797)	1,127
Warrant amortization	—	—	1,741
Permanent items	71	148	140

(Benefit from) provision for income taxes	$(1,067)	$2,400	$1,225

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	As of December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$22,902	$23,810
Reserves and accruals	12,474	13,615
Stock compensation	4,262	2,883
Depreciation and amortization	1,869	1,652
Tax credit carryforwards	3,413	4,091

Total deferred tax assets	44,920	46,051
Deferred tax liabilities:
Goodwill	(239)	(202)

Gross deferred taxes	44,681	45,849
Valuation allowance	(44,471)	(45,407)

Net deferred taxes	$210	$442

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded U.S. cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance decreased by $0.9 million, $4.1 million, and increased by $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had U.S. federal and state net operating losses of approximately $61.3 million and $20.2 million, respectively. The U.S. federal net operating loss carry-forwards will expire at various dates beginning in 2021 through 2029 if not utilized. Most state net operating loss carry-forwards will expire at various dates beginning in 2010 through indefinite.

As of December 31, 2009, the Company had U.S. tax credit carry-forwards, primarily from research and development credits, of approximately $2.8 million for federal and $1.0 million for state. The federal credit will expire at various dates beginning in 2020 through 2029 if unused. The California state research and development credits can be carried forward indefinitely. Massachusetts state research and developmental credits can be carried forward for 15 years.

Net operating loss carry-forwards and credit carry-forwards reflected above may be limited due to ownership changes as provided in Section 382 of the Internal Revenue Code and similar state provisions. The Company has not provided for U.S. federal income taxes on all of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2009, because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

The Company uses the with-and-without approach described in ASC 740 Income Taxes (ASC 740) to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2009, the amount of such excess tax benefits from stock options included in net operating losses was $15.3 million. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the consolidated statement of operations.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, the Company adopted guidance related to accounting for uncertainties in income taxes, which has been incorporated into ASC 740. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. The Company’s only major tax jurisdictions are the U.S. and Israel. The tax years 1999 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S. The Company is currently under audit in Israel for the tax years 2004 through 2007. The Company’s results of operations are expected to be impacted by these assessments and may result in a tax benefit of up to $0.5 million. The Company’s total amount of unrecognized tax benefits as of December 31, 2009 was $3.4 million, of which $1.5 million if recognized, would affect the Company’s effective tax rate. Changes to the amount of unrecognized tax benefits from U.S. federal and state research and development credits and other tax positions were as follows (in thousands):

	Years Ended December 31,
	2009	2008

Balance as of beginning of year	$2,304	$1,405
Tax positions related to current year	388	531
Tax positions related to prior years	700	368

Balance as of end of year	$3,392	$2,304

Income derived by BigBand Networks Ltd., the Company’s Israeli subsidiary, is generally subject to the regular Israeli corporate tax rate of 26% for the tax year 2009. However, per an application initiated December 21, 2008 and approved November 15, 2009, the Company now enjoys the status of a Beneficial Enterprise, as stipulated in rules and procedures from the Israeli tax authority. According to the provisions of the law, the tax benefits to which the Company is entitled shall be determined in accordance with the development region in which the Company’s plant is located during the selected year and in accordance with the provisions of section 51(a) of the law.

The U.S Congress enacted “The Worker, Homeownership, and Business Assistance Act of 2009” (the Act) on November 6, 2009 creating an opportunity for the Company to elect to carry back a 2008 federal net operating loss (NOL) for three, four, or five years. The Act also suspends the ninety percent limit on the utilization of alternative minimum tax (AMT) losses, effectively permitting the Company to elect to carry back its entire applicable NOL. The Company has elected to carry back the 2009 federal NOL for three years resulting in a tax benefit of $0.7 million for the year ended December 31, 2009.

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

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains (losses) on cash flow hedges and marketable securities, net of taxes. Accumulated other comprehensive income was as follows (in thousands):

	As of December 31,
	2009	2008

Net unrealized loss on cash flow hedges	$(151)	$(621)
Net unrealized gain on marketable securities	275	679

Total accumulated other comprehensive income	$124	$58

13.	Selected Quarterly Financial Information (Unaudited)

Unaudited quarterly financial data for the last two years was as follows (in thousands except per share data):

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Total net revenues	$34,398	$22,202	$39,026	$43,888
Gross profit	19,415	11,106	24,995	25,653
Net (loss) income	(1,238)	(10,858)	3,075	2,282
Basic net (loss) income per common share	$(0.02)	$(0.16)	$0.05	$0.04
Diluted net (loss) income per common share	$(0.02)	$(0.16)	$0.04	$0.03

	Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Total net revenues	$54,093	$48,283	$43,011	$39,906
Gross profit	34,030	28,561	25,373	24,367
Net income (loss)	7,322	3,131	1,247	(1,920)
Basic net income (loss) per common share	$0.11	$0.05	$0.02	$(0.03)
Diluted net income (loss) per common share	$0.11	$0.05	$0.02	$(0.03)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009 and its report is included below.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BigBand Networks, Inc.

We have audited BigBand Networks Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BigBand Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BigBand Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BigBand Networks, Inc as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  ERNST AND YOUNG LLP

San Jose, California
March 5, 2010

Item 9B.	OTHER INFORMATION

Annual Meeting

Our annual meeting of stockholders is currently scheduled to be held on May 24, 2010.

Management Compensation

We achieved neither the pre-determined company revenue nor operating contribution targets for funding 90% of the Incentive Compensation Plan (ICP) for the second half of the year (which funds 30% of the annual ICP payment) and for the full year (which funds the remaining 40% of the annual ICP payment). However, our Board used its authority to fund the discretionary 10% of the ICP to the following extent: 5.5% for the second half of the year, and 7.0% for the full year (based on an average of 8.5% discretionary funding for the first half of the year and 5.5% for the second half of the year).

2009 Incentive Compensation Program
Amir Bassan-Eskenazi, President and Chief Executive Officer

Base Salary (annual):	$325,000
Bonus Potential at 100% funding
First Half:	97,500
Second Half:	97,500
Annual:	130,000

Total:	$325,000

	Second Half	Second Half
	% Goal	% Actual
2009 Officer Bonus Goal	Weighting	Achievement

1) Achieve revenues goal	22%	19%
2) Achieve earnings goal	15%	0%
3) Achieve bookings goal	20%	13%
4) Achieve cash and investments goal	4%	2%
5) Achieve financial analyst and investor relations goal	4%	1%
6) Achieve new product development and release schedule goals	14%	14%
7) Achieve specified product plan goal	4%	0%
8) Achieve specified customer satisfaction goal	7%	7%
9) Achieve global channels goal	3%	0%
10) Achieve employee satisfaction and retention goal	7%	6%

Total	100%	62%

2009 Incentive Compensation Program
Maurice Castonguay, Senior Vice President and Chief Financial Officer

Base Salary (annual):	$280,000
Bonus Potential at 100% funding
First Half:	42,000
Second Half:	42,000
Annual:	56,000

Total:	$140,000

	Second Half	Second Half
	% Goal	% Actual
2009 Officer Bonus Goal	Weighting	Achievement

1) Achieve earnings goal	5%	0%
2) Achieve departmental budgeting goal	10%	10%
3) Achieve cash and investments goal	15%	7%
4) Achieve expense hedging goal	10%	10%
5) Achieve investor relations, financial analyst relations, and operating results goals	15%	4%
6) Achieve financial controls goal	15%	15%
7) Achieve corporate governance goal	10%	10%
8) Achieve internal communication goal	12%	11%
9) Achieve employee satisfaction and retention goal	8%	8%

Total	100%	75%

2009 Incentive Compensation Program
David Heard, Chief Operating Officer

Base Salary (annual):	$325,000
Bonus Potential at 100% funding
First Half:	68,250
Second Half:	68,250
Annual:	91,000

Total:	$227,500

	Second Half	Second Half
	% Goal	% Actual
2009 Officer Bonus Goal	Weighting	Achievement

1) Achieve specified bookings goal	25%	16%
2) Achieve specified margins goal	5%	5%
3) Achieve specified revenues goal	10%	8%
4) Achieve specified earnings goal	5%	0%
5) Achieve product footprint and market share goals	22%	5%
6) Achieve product delivery goals	10%	3%
7) Achieve specified new product development goal	5%	1%
8) Achieve development process goals	9%	9%
9) Achieve customer satisfaction goal	5%	5%
10) Achieve employee satisfaction, retention and development goals	4%	4%

Total	100%	56%

2009 Incentive Compensation Program
Rob Horton, Senior Vice President and General Counsel

Base Salary (annual):	$250,000
Bonus Potential:
First Half:	37,500
Second Half:	37,500
Annual:	50,000

Total:	$125,000

	Second Half	Second Half
	% Goal	% Goal
2009 Officer Bonus Goal	Weighting	Weighting

1) Achieve departmental budgeting goal	15%	15%
2) Achieve corporate governance and securities compliance goals	20%	15%
3) Achieve business development goals	15%	15%
4) Achieve internal customer satisfaction goal	20%	20%
5) Achieve employee satisfaction, retention and development goals	5%	5%
6) Achieve specified litigation management goals	10%	10%
7) Achieve sales support goals	15%	15%

Total	100%	95%

2009 Incentive Compensation Program
Ran Oz, Executive Vice President and Chief Technology Officer

Base Salary (annual):	$225,000
Bonus Potential at 100% funding
First Half:	33,750
Second Half:	33,750
Annual:	45,000

Total:	$112,500

	Second Half	Second Half
	% Goal	% Goal
2009 Officer Bonus Goal	Weighting	Weighting

1) Achieve specified product roadmap and planning goals	10%	8%
3) Achieve specified product demonstration and development goal	25%	23%
4) Achieve product market share goal	20%	17%
5) Achieve specified on-demand product strategy goal	5%	3%
6) Achieve customer relations and positioning goal	20%	15%
7) Achieve specified innovation-related sales goal	10%	0%
8) Achieve employee satisfaction and retention goal	10%	7%

Total	100%	73%

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and officers is incorporated herein by reference from the information to be contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (2010 Proxy Statement) set forth under the caption entitled “Election of Directors”.

Information regarding our compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information to be contained in the 2010 Proxy Statement set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance”.

Information regarding our Audit Committee is incorporated herein by reference from the information to be contained in the 2010 Proxy Statement set forth under the caption entitled “Corporate Governance Principles and Board Matters — Committees of the Board of Directors — Audit Committee”.

We have adopted a Code of Business Conduct and Ethics that applies to all employees including our principal executive officer and principal financial and accounting officer. This code is available on our website at http://www.bigbandnet.com under About Us — Investor Relations — Corporate Governance. We will disclose on our website whether there have been any amendments or waivers to the Code of Business Conduct and Ethics. We will provide copies of these documents, in electronic or paper form, upon request, free of charge.

In the year ended December 31, 2009, there were no changes in the procedures by which shareholders may recommend nominees to our Board of Directors.

Item 11.	EXECUTIVE COMPENSATION

Information regarding compensation of our officers and directors is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement set forth under the captions entitled “Executive Compensation” and “Director Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement set forth under the captions entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement set forth under the captions entitled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters — Board Independence”.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement set forth under the caption entitled “Principal Accountant Fees and Services”.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements filed as part of this report are listed in Part II, Item 8 of this Form 10-K.

(a)(2) Except for the allowance for doubtful accounts schedule shown below, no financial statement schedules are required to be filed as part of this report on the basis that any required information is provided in the financial statements, or in the related notes thereto, in Part II, Item 8 of this Form 10-K or is not required to be filed as the information is not applicable.

The change in our allowance for doubtful accounts was as follows (in thousands):

	Balance as of	Charged to
	Beginning of	Costs and	Additions	Balance as of
	Year	Expenses	(Deductions)	End of Year

Year ended:
December 31, 2009	$39	$(38)	$55	$56
December 31, 2008	$142	$64	$(167)	$39
December 31, 2007	$152	$99	$(109)	$142

(a)(3) Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Exhibit		Filed With
Number		Description	Form	Number	Number	Filing Date	This 10-K

3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-139652	3.1B	December 22, 2006
3.2		Form of Amended and Restated Bylaws of the Registrant	S-1	333-139652	3.2B	December 22, 2006
10	.1*	Form of Indemnification Agreement	S-1	333-	10.1	December 22, 2006
10	.2*	2001 Share Option and Incentive Plan	S-1	333-	10.3	December 22, 2006
10	.3*	2003 Share Option and Incentive Plan	S-1	333-	10.4	December 22, 2006
10	.4*	2004 Share Option and Incentive Plan Sub-Plan for Israeli Employees	S-1	333-	10.5	December 22, 2006

			Incorporated by Reference
Exhibit				File	Exhibit		Filed With
Number		Description	Form	Number	Number	Filing Date	This 10-K

10	.5*	2007 Equity Incentive Plan	S-1/A	333-139652	10.6	March 8, 2007
10	.5A*	Form of Option Agreement (U.S.)	10-Q	001-33355	10.6A	August 8, 2007
10	.5B*	Form of Option Agreement (Non-U.S.)	10-Q	001-33355	10.6B	August 8, 2007
10	.5C*	Form of Restricted Stock Unit Agreement (U.S.)	10-Q	001-33355	10.6C	August 8, 2007
10	.5D*	Form of Restricted Stock Unit Agreement (Non-U.S.)	10-Q	001-33355	10.6D	August 8, 2007
10	.5E*	2007 Equity Incentive Plan Sub-Plan for Israeli Employees	10-Q	001-33355	10.6E	August 8, 2007
10	.5F*	Form of Israeli Sub-Plan Option Agreement	10-Q	001-33355	10.6F	August 8, 2007
10	.6*	Employee Stock Purchase Plan	S-1/A	333-139652	10.23	February 26, 2007
10	.7*	Employment Agreement — Amir Bassan-Eskenazi	S-1	333-139652	10.8	December 22, 2006
10	.7A*	Amendment to Employment Agreement — Amir Bassan-Eskenazi	8-K	001-33355	10.8A	January 5, 2009
10	.8*	Employment Agreement — Ran Oz	S-1	333-139652	10.9	December 22, 2006
10	.8A*	Amendment to Employment Agreement — Ran Oz	10-Q	001-33355	10.9A	May 15, 2008
10	.9*	Offer Letter Agreement — Maurice Castonguay	10-K	001-33355	10.10	March 12, 2008
10	.9A*	Transition Services Agreement — Maurice Castonguay	8-K	001-33355	10.9A	March 5, 2010
10	.10*	Offer Letter Agreement — David Heard	S-1/A	333-139652	10.7	February 26, 2007
10	.10A	Amendment to Offer Letter Agreement — David Heard	10-K	001-33355	10.11A	March 12, 2008
10	.10B*	Amendment to Offer Letter Agreement — David Heard	8-K	001-33355	10.11B	January 5, 2009
10	.10C*	Transition Services Agreement — David Heard	8-K	001-33355	10.10C	March 4, 2010
10	.11*	Offer Letter Agreement — Robert Horton	S-1/A	333-139652	10.12	January 26, 2007
10	.11A*	Amendment to Offer Letter Agreement — Robert Horton	10-K	001-33355	10.12A	March 12, 2008
10	.11B*	Amendment to Offer Letter Agreement — Robert Horton	8-K	001-33355	10.12B	January 5, 2009
10	.12*	Offer Letter Agreement — Sean Rooney	10-Q	001-33355	10.28	November 6, 2009
10	.13*	Letter Agreement — Harald Braun	10-Q	001-33355	10.26	May 7, 2009
10	.14*	Letter Agreement — Ken Goldman	S-1	333-139652	10.15	December 22, 2006
10	.15*	Letter Agreement — Robert Sachs	S-1	333-139652	10.16	December 22, 2006
10	.16*	Letter Agreement — Michael J. Pohl	10-Q	001-33355	10.27	May 7, 2009

Incorporated by Reference
Exhibit				File	Exhibit		Filed With
Number		Description	Form	Number	Number	Filing Date	This 10-K

10	.17*	Letter Agreement — Dennis Wolf	10-Q	001-33355	10.29	November 6, 2009
10	.18A	Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17A	December 22, 2006
10	.18B	First Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17B	December 22, 2006
10	.18C	Second Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17C	December 22, 2006
10	.18D	Third Amendment to Lease (475 Broadway, Redwood City, California)	10-Q	001-33355	99.1	August 10, 2009
10.19		Lease (8 Technology Drive, Westborough, Massachusetts)	S-1	333-139652	10.20	December 22, 2006
10.20		Lease Agreement (Tel Aviv, Israel)	8-K	001-33355	99.1	July 30, 2007
10	.20A	Amendment to Lease Agreement (Tel Aviv, Israel)	10-K	001-33355	10.24A	March 12, 2008
10	.20B	Sublease Agreement (Tel Aviv, Israel)	10-K	001-33355	10.24B	March 10, 2009
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included on signature page to Form 10-K)					X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.1+	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGBAND NETWORKS, INC.

By:	/s/ Amir Bassan-Eskenazi
Amir Bassan-Eskenazi
President and Chief Executive Officer

Date: March 5, 2010

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

Signature	Title	Date

/s/ Amir Bassan-Eskenazi Amir Bassan-Eskenazi	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2010

/s/ Maurice L Castonguay Maurice L Castonguay	Chief Financial Officer) (Principal Financial and Accounting Officer)	March 5, 2010

/s/ Michael Pohl Michael Pohl	Chairman of the Board of Directors	March 5, 2010

/s/ Harald Braun Harald Braun	Director	March 5, 2010

/s/ Ken Goldman Ken Goldman	Director	March 5, 2010

/s/ Ran Oz Ran Oz	Director	March 5, 2010

/s/ Robert Sachs Robert Sachs	Director	March 5, 2010

/s/ Dennis Wolf Dennis Wolf	Director	March 5, 2010

/s/ Geoffrey Yang Geoffrey Yang	Director	March 5, 2010

EXHIBIT INDEX

				Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-139652	3.1B	December 22, 2006
3.2		Form of Amended and Restated Bylaws of the Registrant	S-1	333-139652	3.2B	December 22, 2006
10	.1*	Form of Indemnification Agreement	S-1	333-	10.1	December 22, 2006
10	.2*	2001 Share Option and Incentive Plan	S-1	333-	10.3	December 22, 2006
10	.3*	2003 Share Option and Incentive Plan	S-1	333-	10.4	December 22, 2006
10	.4*	2004 Share Option and Incentive Plan Sub-Plan for Israeli Employees	S-1	333-	10.5	December 22, 2006
10	.5*	2007 Equity Incentive Plan	S-1/A	333-139652	10.6	March 8, 2007
10	.5 A*	Form of Option Agreement (U.S.)	10-Q	001-33355	10.6A	August 8, 2007
10	.5B*	Form of Option Agreement (Non-U.S.)	10-Q	001-33355	10.6B	August 8, 2007
10	.5C*	Form of Restricted Stock Unit Agreement (U.S.)	10-Q	001-33355	10.6C	August 8, 2007
10	.5D*	Form of Restricted Stock Unit Agreement (Non-U.S.)	10-Q	001-33355	10.6D	August 8, 2007
10	.5E*	2007 Equity Incentive Plan Sub-Plan for Israeli Employees	10-Q	001-33355	10.6E	August 8, 2007
10	.5F*	Form of Israeli Sub-Plan Option Agreement	10-Q	001-33355	10.6F	August 8, 2007
10	.6*	Employee Stock Purchase Plan	S-1/A	333-139652	10.23	February 26, 2007
10	.7*	Employment Agreement — Amir Bassan-Eskenazi	S-1	333-139652	10.8	December 22, 2006
10	.7A*	Amendment to Employment Agreement — Amir Bassan-Eskenazi	8-K	001-33355	10.8A	January 5, 2009
10	.8*	Employment Agreement — Ran Oz	S-1	333-139652	10.9	December 22, 2006
10	.8A*	Amendment to Employment Agreement — Ran Oz	10-Q	001-33355	10.9A	May 15, 2008
10	.9*	Offer Letter Agreement — Maurice Castonguay	10-K	001-33355	10.10	March 12, 2008
10	.9A*	Transition Services Agreement — Maurice Castonguay	8-K	001-33355	10.9A	March 5, 2010
10	.10*	Offer Letter Agreement — David Heard	S-1/A	333-139652	10.7	February 26, 2007
10	.10A	Amendment to Offer Letter Agreement — David Heard	10-K	001-33355	10.11A	March 12, 2008
10	.10B*	Amendment to Offer Letter Agreement — David Heard	8-K	001-33355	10.11B	January 5, 2009
10	.10C*	Transition Services Agreement — David Heard	8-K	001-33355	10.10C	March 4, 2010
10	.11*	Offer Letter Agreement — Robert Horton	S-1/A	333-139652	10.12	January 26, 2007
10	.11A*	Amendment to Offer Letter Agreement — Robert Horton	10-K	001-33355	10.12A	March 12, 2008

				Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

10	.11B*	Amendment to Offer Letter Agreement — Robert Horton	8-K	001-33355	10.12B	January 5, 2009
10	.12*	Offer Letter Agreement — Sean Rooney	10-Q	001-33355	10.28	November 6, 2009
10	.13*	Letter Agreement — Harald Braun	10-Q	001-33355	10.26	May 7, 2009
10	.14*	Letter Agreement — Ken Goldman	S-1	333-139652	10.15	December 22, 2006
10	.15*	Letter Agreement — Robert Sachs	S-1	333-139652	10.16	December 22, 2006
10	.16*	Letter Agreement — Michael J. Pohl	10-Q	001-33355	10.27	May 7, 2009
10	.17*	Letter Agreement — Dennis Wolf	10-Q	001-33355	10.29	November 6, 2009
10	.18A	Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17A	December 22, 2006
10	.18B	First Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17B	December 22, 2006
10	.18C	Second Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17C	December 22, 2006
10	.18D	Third Amendment to Lease (475 Broadway, Redwood City, California)	10-Q	001-33355	99.1	August 10, 2009
10.19		Lease (8 Technology Drive, Westborough, Massachusetts)	S-1	333-139652	10.20	December 22, 2006
10.20		Lease Agreement (Tel Aviv, Israel)	8-K	001-33355	99.1	July 30, 2007
10	.20A	Amendment to Lease Agreement (Tel Aviv, Israel)	10-K	001-33355	10.24A	March 12, 2008
10	.20B	Sublease Agreement (Tel Aviv, Israel)	10-K	001-33355	10.24B	March 10, 2009
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included on signature page to Form 10-K)					X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.1+	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

*	Management compensatory plan or arrangement