Form 10-Q
period 2010-03-31
BigBand Networks, Inc.
filed 2010-05-07
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2010, 67,628,662 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2010
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except per share data)

	As of	As of
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,657	$24,894
Marketable securities	144,886	147,014
Accounts receivable, net of allowance for doubtful accounts of $24 and $56 as of March 31, 2010 and December 31, 2009, respectively	7,847	18,495
Inventories, net	8,699	4,933
Prepaid expenses and other current assets	5,271	6,177

Total current assets	187,360	201,513
Property and equipment, net	10,641	11,417
Goodwill	1,656	1,656
Other non-current assets	9,146	9,002

Total assets	$208,803	$223,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,215	$9,483
Accrued compensation and related benefits	5,887	5,023
Current portion of deferred revenues, net	26,221	32,428
Current portion of other liabilities	4,564	7,083

Total current liabilities	44,887	54,017
Deferred revenues, net, less current portion	11,176	12,438
Other liabilities, less current portion	2,529	2,642
Accrued long-term Israeli severance pay	4,575	4,215
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of March 31, 2010 and December 31, 2009; 67,579 and 67,138 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	68	67
Additional paid-in capital	287,884	283,704
Accumulated other comprehensive income	72	124
Accumulated deficit	(142,388)	(133,619)

Total stockholders’ equity	145,636	150,276

Total liabilities and stockholders’ equity	$208,803	$223,588

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net revenues:
Products	$24,881	$33,927
Services	7,354	9,961

Total net revenues	32,235	43,888

Cost of net revenues:
Products	13,924	15,064
Services	3,277	3,171

Total cost of net revenues	17,201	18,235

Gross profit	15,034	25,653

Operating expenses:
Research and development	13,492	11,483
Sales and marketing	6,050	6,449
General and administrative	4,526	4,535
Restructuring charges	—	1,356

Total operating expenses	24,068	23,823

Operating (loss) income	(9,034)	1,830
Interest income	515	903
Other expense, net	(88)	(223)

(Loss) income before provision for income taxes	(8,607)	2,510
Provision for income taxes	162	228

Net (loss) income	$(8,769)	$2,282

Basic net (loss) income per common share	$(0.13)	$0.04

Diluted net (loss) income per common share	$(0.13)	$0.03

Shares used in basic net (loss) income per common share	67,313	64,862

Shares used in diluted net (loss) income per common share	67,313	68,265

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands, except per share amounts)

	Three Months ended March 31,
	2010	2009
Cash Flows from Operating activities
Net (loss) income	$(8,769)	$2,282
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	1,846	2,125
Amortization of software license	208	—
(Gain) loss on disposal of property and equipment	(11)	111
Stock-based compensation	3,758	3,014
Net settled unrealized (losses) gains on cash flow hedges	(23)	58
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,648	(2,043)
Increase in inventories, net	(3,766)	(990)
Decrease in prepaid expenses and other current assets	906	408
(Increase) decrease in other non-current assets	(353)	407
Decrease in accounts payable	(1,268)	(3,094)
Increase (decrease) in long-term Israeli severance pay	360	(310)
Decrease in accrued and other liabilities	(1,669)	(4,238)
Decrease in deferred revenues	(7,469)	(4,905)

Net cash used in operating activities	(5,602)	(7,175)

Cash Flows from Investing activities
Purchase of marketable securities	(51,397)	(46,570)
Proceeds from maturities of marketable securities	44,897	32,350
Proceeds from sale of marketable securities	8,500	—
Purchase of property and equipment	(1,105)	(868)
Proceeds from sale of property and equipment	47	—

Net cash provided by (used in) investing activities	942	(15,088)

Cash Flows from Financing activities
Proceeds from exercise of stock options	423	1,396

Net cash provided by financing activities	423	1,396

Net decrease in cash and cash equivalents	(4,237)	(20,867)
Cash and cash equivalents as of beginning of period	24,894	50,981

Cash and cash equivalents as of end of period	$20,657	$30,114

See accompanying notes.

BigBand Networks, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
     BigBand Networks, Inc. (BigBand or the Company), headquartered in Redwood City, California, was incorporated on December 3, 1998, under the laws of the state of Delaware and commenced operations in January 1999. BigBand develops, markets and sells network-based platforms that enable cable multiple system operators and telecommunications companies to offer video services across coaxial, fiber and copper networks.
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2010, and the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2010 (Form 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Form 10-K.
     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC as permitted by such rules. Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future period.
     There have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2010 compared to the significant accounting policies described in the Company’s Form 10-K.
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
     Revenue Recognition
     The Company’s software and hardware product applications are sold as solutions and its software is a significant component of these solutions. The Company provides unspecified software updates and enhancements related to products through support contracts. As a result, the Company accounts for revenues in accordance with Accounting Standards Codification (ASC) 985 Software, for each transaction, all of which involve the sale of products with a significant software component. Revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.
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
     The Company uses the residual method to recognize revenues when a customer agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenues are deferred and recognized when delivery of those elements occur or when fair value can be established. When the undelivered element is customer support and there is no evidence of fair value for this support, revenue for the entire arrangement is bundled and revenue is recognized ratably over the service period. VSOE of fair value for elements of an arrangement is based on the normal pricing and discounting practices for those services when sold separately.
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
     Marketable securities consist principally of corporate debt securities, commercial paper, securities of U.S. agencies and certificates of deposit, with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. As of March 31, 2010, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.
     The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment in order to determine the classification of the impairment as temporary or other-than-temporary, which involves considerable judgment regarding such factors as the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets, the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In April 2009, the Financial Accounting Standards Board (FASB) issued new guidance which was incorporated into FASB Accounting Standards Codification 320 Investments — Debt and Equity Securities, which established a new method of recognizing and reporting other-than-temporary impairments of debt securities. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company considers it more likely than not that it will sell the security before it will recover its amortized cost basis, an other-than-temporary impairment will be considered to have occurred. An other-than temporary impairment will also be considered to have occurred if the Company does not expect to recover the entire amortized cost basis of the security, even if it does not intend to sell the security. The Company has recognized no other-than-temporary impairments for its marketable securities.

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
     The Company’s customers are impacted by several factors, including an industry downturn and tightening of access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts related to large customers. The Company had three customers which individually had an accounts receivable balance of greater than 10% of the Company’s total accounts receivable balance as of both March 31, 2010 and December 31, 2009.
     The Company recognized revenues from three customers that were 10% or greater of the Company’s total net revenues for both the three months ended March 31, 2010 and 2009.
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
     Impairment of Long-Lived Assets
     The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. Through March 31, 2010, no impairment losses have been recognized.
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
     Income Taxes
     The Company follows ASC 740 Income Taxes, which requires the use of the liability method of accounting for income taxes. The liability method computes income taxes based on a projected effective tax rate for the full calendar year. For example, the effective tax rate for the three months ended March 31, 2010 will be based on the projected effective tax rate for the year ending December 31, 2010. The liability method includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.

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
     The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, on occurrence of the forecasted transaction, is subsequently reclassified to the consolidated statement of operations, primarily in research and development expenses. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net. For the three months ended March 31, 2010 and 2009, this amount was not material. These derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of March 31, 2010 will have settled as of September 30, 2010.
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

	As of March 31,		As of December 31,
	2010		2009
Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS	27,000	ILS	27,000

Notional amount of currency option contracts: U.S. dollars		$7,454		$7,454

Unrealized losses included in other comprehensive income on condensed consolidated balance sheets:
Settled — underlying derivative was settled but forecasted transaction has not occurred		$(27)		$(4)
Unsettled — primarily included as other current liabilities		(48)		(147)

Total unrealized losses included in other comprehensive income		$(75)		$(151)

Derivatives not designated as hedging instruments:
Notional amount of foreign currency forward contracts: Israeli New Shekels	ILS	5,000	ILS	5,000

Notional amount of foreign currency forward contracts: U.S. dollars		$1,351		$1,323

Unrealized gains (losses) included in other income (expense) in condensed consolidated statements of operations:
Fair value included in other current assets (liabilities) on condensed consolidated balance sheets		$—		$(3)

     The change in accumulated other comprehensive income (loss) from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Accumulated other comprehensive loss related to cash flow hedges as of beginning of period	$(151)	$(621)
Changes in settled and unsettled portion of cash flow hedges	17	(752)

	(134)	(1,373)

Less:
Changes in cash flow hedges: Loss reflected in condensed consolidated statement of operations	(59)	(631)

Accumulated other comprehensive loss related to cash flow hedges as of end of period	$(75)	$(742)

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
     Recently Adopted Accounting Standards
     In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06 regarding ASC Topic 820 Fair Value Measurements and Disclosures (ASU 2009-06). ASU 2009-06 requires additional disclosure regarding significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, ASU 2009-06 requires the Company to present separately information about purchases, sales, issuances, and settlements, (on a gross basis rather than as one net number), in the reconciliation for fair value measurements using significant unobservable inputs (level 3). ASU 2010-06 clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715). The changes under ASU 2010-06 were effective for the Company’s fiscal year beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2009-06 had no impact on the Company’s consolidated financial condition, results of operations or cash flows.
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

3. Basic and Diluted Net (Loss) Income per Common Share
     The computation of basic and diluted net (loss) income per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net (loss) income	$(8,769)	$2,282

Denominator:
Weighted average shares used in basic net (loss) income per common share	67,313	64,862
Stock options	—	3,039
Warrants	—	182
Restricted stock units	—	107
Employee stock purchase plan shares	—	75

Weighted average shares used in diluted net (loss) income per common share	67,313	68,265

Basic net (loss) income per common share	$(0.13)	$0.04

Diluted net (loss) income per common share	$(0.13)	$0.03

     As of March 31, 2010 and 2009, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of net (loss) income per common share for the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of March 31,
	2010	2009
Stock options outstanding	11,893	8,132
Restricted stock units	3,582	162
Employee stock purchase plan shares	295	—
4. Fair Value
     The fair value of the Company’s cash equivalents and marketable securities is determined in accordance with ASC 820 Fair Value Measurements and Disclosures (ASC 820). ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1), inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2) and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the Company’s Level 2 investments, fair value was derived from non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves.

     The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$—	$68,472	$—	$68,472
U.S. Agency debt securities	2,017	63,143	—	65,160
Commercial paper	—	7,211	—	7,211
Certificates of deposit	4,043	—	—	4,043

	6,060	138,826	—	144,886
Cash equivalents:
Money market funds	6,684	—	—	6,684
Commercial paper	—	4,500	—	4,500

	6,684	4,500	—	11,184

Total cash equivalents and marketable securities	$12,744	$143,326	$—	$156,070

Cash balances				9,473

Total cash, cash equivalents and marketable securities				$165,543

     The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$—	$70,819	$—	$70,819
U.S. Agency debt securities	1,265	63,014	—	64,279
Commercial paper	—	7,393	—	7,393
Certificates of deposit	4,523	—	—	4,523

	5,788	141,226	—	147,014
Cash equivalents:
Money market funds	12,527	—	—	12,527
Corporate debt securities	—	181	—	181
Commercial paper	—	1,000	—	1,000

	12,527	1,181	—	13,708

Total fair value	$18,315	$142,407	$—	$160,722

Cash balances				11,186

Total cash, cash equivalents and marketable securities				$171,908

     In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $4.0 million and $3.6 million as of March 31, 2010 and December 31, 2009, respectively.

5. Balance Sheet Data
     Marketable Securities
     Marketable securities included available-for-sale securities as follows (in thousands):

	As of March 31, 2010
	Amortized	Unrealized
	Cost	Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$68,310	$212	$(50)	$68,472
U.S. Agency debt securities	65,178	28	(46)	65,160
Commercial paper	7,211	—	—	7,211
Certificates of deposit	4,040	3	—	4,043

Total marketable securities	$144,739	$243	$(96)	$144,886

	As of December 31, 2009
	Amortized	Unrealized
	Cost	Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$70,569	$288	$(38)	$70,819
U.S. Agency debt securities	64,256	70	(47)	64,279
Commercial paper	7,394	—	(1)	7,393
Certificates of deposit	4,520	4	(1)	4,523

Total marketable securities	$146,739	$362	$(87)	$147,014

     The fair value of investments showing unrealized loss (none of which had been in a continuous loss position for more than nine months) was $73.7 million and $54.0 million as of March 31, 2010 and December 31, 2009, respectively. The contractual maturity date of the available-for-sale securities was as follows (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Due within one year	$100,492	$107,449
Due within one to two years	44,394	39,565

Total marketable securities	$144,886	$147,014

     Inventories, Net
     Inventories, net were comprised entirely of finished goods as of March 31, 2010 and December 31, 2009.
     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Taxes receivable	$2,178	$2,969
Prepaid maintenance	965	981
Interest receivable	920	1,070
Other	1,208	1,157

Total prepaid expenses and other current assets	$5,271	$6,177

     Property and Equipment, Net
     Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Engineering and other equipment	$28,222	$30,129
Computers, software and related equipment	19,055	19,942
Leasehold improvements	5,868	5,897
Office furniture and fixtures	1,110	1,132

	54,255	57,100
Less: accumulated depreciation	(43,614)	(45,683)

Total property and equipment, net	$10,641	$11,417

     Goodwill
     Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of March 31, 2010 and December 31, 2009.
     Other Non-current Assets
     Other non-current assets were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Israeli severance pay	$3,987	$3,648
Security deposit	1,994	1,962
Software license	1,875	2,083
Restricted cash	582	583
Deferred tax assets	438	449
Other	270	277

Total other non-current assets	$9,146	$9,002

     Deferred Revenues, Net
     Deferred revenues, net were as follows (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Deferred service revenues, net	$28,118	$27,252
Deferred product revenues, net	9,279	17,614

Total deferred revenues, net	37,397	44,866
Less current portion of deferred revenues, net	(26,221)	(32,428)

Deferred revenues, net, less current portion	$11,176	$12,438

     Other Liabilities
     Other liabilities were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Foreign, franchise and other income tax liabilities	$2,121	$2,198
Accrued warranty	1,722	2,068
Rent and restructuring liabilities	1,408	1,581
Sales and use tax payable	567	1,310
Accrued professional fees	330	462
Customer prepayments	39	816
Other	906	1,290

Total other liabilities	7,093	9,725
Less current portion of other liabilities	(4,564)	(7,083)

Other liabilities, less current portion	$2,529	$2,642

     Accrued Warranty
     Activity related to product warranty was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance as of beginning of period	$2,068	$3,381
Warranty charged to cost of sales	58	111
Utilization of warranty	(118)	(198)
Other adjustments	(286)	(19)

Balance as of end of period	1,722	3,275
Less current portion of accrued warranty	(880)	(1,765)

Accrued warranty, less current portion	$842	$1,510

6. Restructuring Charges
     On February 9, 2009, the Audit Committee under authority of the Board of Directors authorized a restructuring plan pursuant to which employees were terminated. This plan was made in response to market and economic conditions, through which the Company reduced its operating expenses. On October 29, 2007, the Audit Committee under authority of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s CMTS product line pursuant to which employees were terminated and facilities were vacated. Charges incurred with these restructuring plans were as follows (in thousands):

	February 2009	October 2007
	Plan	Plan	Total
Charges incurred in the three months ended March 31, 2009
Vacated facilities	$—	$699	$699
Severance	657	—	657

	$657	$699	$1,356

Total cumulative charges through March 31, 2010
Severance	$657	$2,463	$3,120
Vacated facilities	—	1,764	1,764
Other	—	$159	159

	$657	$4,386	$5,043

Date through which Company will pay facilities through	Not applicable	March 2012	March 2012
     No restructuring charges were incurred for the three months ended March 31, 2010.
     All of the restructuring plans were essentially complete as of March 31, 2010, including one previously exited facility approved under the October 2007 restructuring plan which is expected to be subleased before March 31, 2011. In addition, as of March 31, 2010 total restructuring liabilities included $91,000 for a vacated facility lease which expires in January 2013, which was part of the

Company’s previously completed April 2008 restructuring plan. Total restructuring activity, consisting entirely of vacated facilities costs, for the plans discussed above for the three months ended March 31, 2010 was as follows (in thousands):

Total
Restructuring
Liabilities
Balance as of December 31, 2009	$894
Cash payments	(117)

Balance as of March 31, 2010	$777

Less restructuring liability, current portion	(496)

Restructuring liability, less current portion	$281

     On May 4, 2010, the Audit Committee under authority of the Board of Directors authorized a restructuring plan as further described in note 12.
7. Legal Proceedings
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
     Securities Litigation
     In connection with the settlement of the Company’s federal securities litigation (In re BigBand Networks, Inc. Securities Litigation, Case No. C07-5101-SBA) as ordered by the U.S. District Court for the Northern District of California on September 22, 2009, the related shareholder derivative lawsuit (Ifrah v. Bassan-Eskenazi, et. al., Case No. 468401) was dismissed by the Superior Court for the County of San Mateo, California on September 23, 2009, and the state securities litigation (Wiltjer v. Bassan-Eskenazi, et. al., Case No. CGC-07-469661) was dismissed by the Superior Court for the City and County of San Francisco on October 27, 2009. As of March 31, 2010 and December 31, 2009, the Company had no further significant obligations under these lawsuits.
8. Stockholders’ Equity
     The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of net revenues	$566	$439
Research and development	1,322	1,029
Sales and marketing	669	484
General and administrative	1,201	1,062

Total stock-based compensation	$3,758	$3,014

     Equity Incentive Plans
     Since March 15, 2007, the Company has granted all options and restricted stock units (RSUs) under its 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan allows the Company to award incentive and non-qualified stock options, restricted stock, RSUs and stock appreciation rights to employees, officers, directors and consultants of the Company. Options granted under the 2007 Plan are generally granted at an exercise price that equals the closing value of the Company’s common stock on the date of grant, are exercisable in installments vesting over a four-year period and have a maximum term of ten years from the date of grant. The Company creates newly issued shares for all share transactions with employees.
     The Company has options outstanding under its 1999, 2001 and 2003 share option and incentive plans (collectively the Prior Plans). Cancelled or forfeited stock option grants under the Prior Plans are added to the total amount of shares available for grant under the 2007 Plan.

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

Shares
Available as of December 31, 2009	7,495
Authorized shares added	3,357
Options and RSU cancelled	355
Options and RSU granted	(1,537)

Available as of March 31, 2010	9,670

     Stock Options
     Data pertaining to stock option activity under the plans was as follows (in thousands, except per share and period data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2009	12,115	$4.33	6.99	$7,621
Granted	360	3.09
Exercised	(313)	1.35		$1,005
Cancelled	(269)	5.22

Outstanding as of March 31, 2010	11,893	$4.35	6.19	$7,343

Vested and expected to vest, net of forfeitures	11,648	$4.34	6.16	$7,328

     The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the year, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the year have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $3.51 and $3.44 per share as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, total unrecognized stock compensation expense relating to unvested stock options, adjusted for estimated forfeitures, was $15.8 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.
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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Grant-Date	Contractual Life	Intrinsic
	Stock Units	Fair Value	(Years)	Value
Unvested as of December 31, 2009	2,497	$5.58	1.77	$8,590
Granted	1,177	2.82
Vested	(6)	5.82		$19
Cancelled	(86)	4.77

Unvested as of March 31, 2010	3,582	$4.69	1.56	$12,580

Vested and expected to vest, net of forfeitures	3,321	$4.69	1.51	$11,664

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
     As of March 31, 2010, total unrecognized stock compensation expense relating to unvested RSUs, adjusted for estimated forfeitures, was $12.5 million. This amount is expected to be recognized over a weighted-average period of 2.8 years.

     Employee Stock Purchase Plan
     Under the Company’s 2007 Employee Stock Purchase Plan (ESPP), employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP contains an evergreen provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $0.2 million for both the three months ended March 31, 2010 and 2009. Shares available for future issuance under the ESPP were as follows (in thousands):

Shares
Available as of December 31, 2009	2,477
Authorized shares added	1,343

Available as of March 31, 2010	3,820

     Stock-Based Compensation Assumptions
     The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under ASC 718. This model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The fair value of each new option awarded was estimated on the grant date using the assumptions noted as follows:

	Three Months Ended March 31,
	2010	2009
Stock Options
Expected volatility	73%	73%
Expected term	6 years	6 years
Risk-free interest	2.80%	2.00%
Expected dividends	0.0%	0.0%
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
     Common Stock Warrants
     In March 2010, a warrant holder holding common stock warrants for 267,858 shares received 122,212 shares in full settlement of this warrant under the cashless exercise provisions of the warrant agreement dated February 20, 2003.

9. Segment Reporting
     The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues by geographical region were allocated based on the shipping destination of customer orders, and were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$28,686	$36,163
Asia	2,390	6,242
Europe	779	1,090
Americas excluding United States	380	393

Total net revenues	$32,235	$43,888

     Long-lived assets, net of depreciation were as follows (in thousands):

	As of March 31,	As of December 31,
	2010	2009
United States	$5,815	$6,286
Israel	4,337	4,728
Rest of World	489	403

Total long-lived assets, net	$10,641	$11,417

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
     Income tax expense was $0.2 million for both the three months ended March 31, 2010 and 2009. The effective tax rates for these periods differed from the U.S. federal statutory rate primarily due to the differential in foreign tax rates, non deductible stock compensation expense, other currently non-deductible items, movement in the Company’s valuation allowance and various discrete items.
11. Comprehensive (Loss) Income
     The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net (loss) income	$(8,769)	$2,282
Change in cash flow hedges	76	(121)
Change in unrealized gains (losses) on marketable securities	(128)	(518)

Comprehensive (loss) income	$(8,821)	$1,643

     Accumulated other comprehensive income was as follows (in thousands):

	As of March 31,	As of December
	2010	31, 2009
Net unrealized losses on cash flow hedges	$(75)	$(151)
Net unrealized gains on marketable securities	147	275

Total accumulated other comprehensive income	$72	$124

12. Subsequent Events
     On May 4, 2010, the Audit Committee under authority of the Board of Directors authorized a restructuring plan pursuant to which employees were terminated and a portion of certain facilities will be vacated for sublease. Approximately $1.3 million of severance and vacated facility charges are expected to be incurred for the three months ending June 30, 2010.

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
Overview
     BigBand develops, markets and sells network-based platforms that enable cable multiple system operators (MSOs) and telecommunications companies (collectively, service providers) to offer video services across coaxial, fiber and copper networks. We sell our products and services to customers in the U.S. and Canada through our direct sales force. We sell to customers internationally through a combination of direct sales and resellers. Our customer base includes seven of the ten largest service providers in the U.S.
     Our product revenues are influenced by a variety of factors, including the level and timing of capital spending of our customers, and the annual budgetary cycles of, and the timing and amount of orders from, significant customers. In addition, the selling prices of our products vary based on the particular customer implementation, which impacts the relative mix of software, hardware and services associated with the sale.
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
     Due to the nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. For the three months ended March 31, 2010 and 2009, we derived approximately 77% and 83%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results.
     Net Revenues. We derive our net revenues principally from sales of, and services for Video products, which are comprised of a combination of software licenses and programmable hardware platforms. To date, our products primarily include Broadcast Video, TelcoTV and Switched Digital Video.
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
     Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software, hardware and services sold, and the average selling prices of our products. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we expect the average selling prices of our products to decline over time due to competitive pricing pressures, but we seek to minimize the impact to our gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer’s network, which can influence the amount and complexity of design, integration and installation services.
     Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel-related costs are the most significant component of our operating expenses. In the three months ending June 30, 2010, we expect our operating expenses to increase modestly, primarily due to charges associated with our May 4, 2010 restructuring.
     Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. The majority of our research and development staff is focused on software development. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Shenzhen, Peoples’ Republic of China; Westborough, Massachusetts and Redwood City, California. Due to the long-term opportunities we see for our business, we continue to invest in key technology projects. We expect research and development expense to remain relatively flat in absolute dollars in the three months ending June 30, 2010.
     Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to remain relatively flat in absolute dollars in the three months ending June 30, 2010.
     General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional services and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect general and administrative expense to remain relatively flat in absolute dollars in the three months ending June 30, 2010.
     On May 4, 2010, the Audit Committee under authority of the Board of Directors authorized a restructuring plan pursuant to which employees were terminated and facilities will be vacated for sublease. Approximately $1.3 million of severance and vacated facility charges are expected to be incurred for the three months ending June 30, 2010. We expect the net annualized cost savings to be approximately $7 million.
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
     Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, the valuation of inventories, warranty liabilities, stock- based compensation, the allowance for doubtful accounts, the impairment of long-lived assets, and income taxes, the policies of which are discussed under the caption “Critical Accounting Policies and Estimates” in our 2009 Form 10-K filed with the SEC on March 5, 2010. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
     The percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of total net revenues were as follows:

	Three Months Ended March 31,
	2010	2009
Total net revenues	100.0%	100.0%
Total cost of net revenues	53.4	41.5

Total gross profit	46.6	58.5

Operating expenses:
Research and development	41.9	26.2
Sales and marketing	18.8	14.7
General and administrative	14.0	10.3
Restructuring charges	—	3.1

Total operating expenses	74.7	54.3

Operating (loss) income	(28.1)	4.2
Interest income	1.6	2.1
Other expense, net	(0.2)	(0.6)

(Loss) income before provision for income taxes	(26.7)	5.7
Provision for income taxes	0.5	0.5

Net (loss) income	(27.2)%	5.2%

Net Revenues
     Total net revenues decreased 26.6% to $32.2 million for the three months ended March 31, 2010 from $43.9 million for the three months ended March 31, 2009. The $11.7 million decrease was due to a $9.0 million decrease in product revenues and a $2.6 million decrease in service revenues. The decrease is primarily due to customer delays in purchasing decisions on planned deployments, especially for new technology where our solutions are still being evaluated. While we continue to provide Verizon with support on our broadcast products, we expect our opportunity for future expansion to be limited as Verizon has slowed expansion of its FiOS infrastructure.
     Our deferred revenues decreased by $18.3 million to $37.4 million as of March 31, 2010 from $55.7 million as of March 31, 2009. Our visibility remains limited during these challenging economic times, and pricing pressure from our competitors continues to delay sales cycles.
     Revenues from our top five customers comprised approximately 77% and 83% of net revenues for the three months ended March 31, 2010 and 2009, respectively. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended March 31, 2010. Brighthouse, Ssangyong Information and Communications Corporation (Ssangyong) and Time Warner Cable each represented 10% or more of our net revenues for the three months ended March 31, 2009. Ssangyong is a reseller and its revenue contribution increased during the three months ended March 31, 2009 as a result of sales to LG Powercom, which would have represented 10% or more of our net revenues had we sold to LG Powercom directly. Time Warner Cable represented more than 40% of our net revenues for both the three months ended March 31, 2010 and March 31, 2009.

     Net revenues by geographical region based on the shipping destination of customer orders as a percentage of total net revenues were as follows:

	Three Months Ended March 31,
	2010	2009
United States	89.0%	82.4%
Asia	7.4	14.2
Europe	2.4	2.5
Americas excluding United States	1.2	0.9

Total net revenues	100.0%	100.0%

     The most significant change in geographical revenue contribution was a decline in Asia, which comprised 7.4% of net revenues for the three months ended March 31, 2010 compared to 14.2% for the three months ended March 31, 2009. The revenue contribution decrease in Asia was primarily attributable to the sale of our Switched Digital Video Solution to Ssangyong, which represented greater than 10% of our net revenues for the three months ended March 31, 2009. Revenues at a similar level were not repeated for the three months ended March 31, 2010.
     Product Revenues. Product revenues decreased 26.7% to $24.9 million for the three months ended March 31, 2010 from $33.9 million for the three months ended March 31, 2009. This decrease was primarily due to a $9.4 million decrease in Switched Digital Video revenues, which was partially offset by a $0.6 million increase in Broadcast Video revenues and a $0.4 million increase in TelcoTV revenues.
     Service Revenues. Service revenues decreased 26.2% to $7.4 million for the three months ended March 31, 2010 from $10.0 million for the three months ended March 31, 2009. This decrease was primarily due to a $2.1 million decrease in Video customer support and maintenance revenues related to customer delays on certain renewals. Video installation and training revenues decreased $0.3 million as a result of a decline in new customer orders being closed during the three months ending March 31, 2010.
Gross Profit and Gross Margin
     Gross Profit. Gross profit for the three months ended March 31, 2010 was $15.0 million compared to $25.7 million for the three months ended March 31, 2009, a decrease of 41.4%. Gross margin decreased to 46.6% for the three months ended March 31, 2010 compared to 58.5% for the three months ended March 31, 2009 primarily due to lower product gross margin as described below.
     Product Gross Margin. Product gross margin for the three months ended March 31, 2010 was 44.0% compared to 55.6% for the three months ended March 31, 2009. This decrease was primarily due to lower absorption of fixed manufacturing costs, a higher concentration of revenues being generated from lower margin hardware products and continued downward pricing pressure. Product gross margin for the three months ended March 31, 2010 and 2009 included stock-based compensation expense of $0.3 million and $0.2 million, respectively.
     Services Gross Margin. Services gross margin for the three months ended March 31, 2010 was 55.4% compared to 68.2% for the three months ended March 31, 2009. The decrease was primarily due to a $2.6 million decrease in service revenues and a modest increase in cost of services. Services gross margin for both the three months ended March 31, 2010 and 2009 included stock-based compensation expense of $0.2 million.
Operating Expenses
     Research and Development. Research and development expense was $13.5 million for the three months ended March 31, 2010, or 41.9% of net revenues, compared to $11.5 million for the three months ended March 31, 2009, or 26.2% of net revenues. The increase was primarily attributable to a $1.1 million increase in independent contractor costs in Tel Aviv, Israel to accelerate certain new products to market. Salary and related benefits increased by $0.6 million due to a 36.0% increase in headcount, primarily in Shenzhen, China, which is a relatively cost effective development location for us. Research and development expense for the three months ended March 31, 2010 and 2009 included stock-based compensation expense of $1.3 million and $1.0 million, respectively.

     Sales and Marketing. Sales and marketing expense was $6.1 million for the three months ended March 31, 2010, or 18.8% of net revenues, compared to $6.4 million for the three months ended March 31, 2009, or 14.7% of net revenues. The decrease in absolute dollars was primarily due to a decrease in commission expense of $0.3 million related to a decrease in the volume of customer bookings. Sales and marketing expense for the three months ended March 31, 2010 and 2009 included stock-based compensation expense of $0.7 million and $0.5 million, respectively.
     General and Administrative. General and administrative expense was $4.5 million for the three months ended March 31, 2010, or 14.0% of net revenues, compared to $4.5 million for the three months ended March 31, 2009, or 10.3% of net revenues. During the three months ended March 31, 2010, we recorded severance expense of $0.3 million, which was offset by a decrease of $0.3 million in outside legal and audit services. General and administrative expense for the three months ended March 31, 2010 and 2009 included stock-based compensation expense of $1.2 million and $1.1 million, respectively.
     Restructuring Charges. Restructuring charges were zero for the three months ended March 31, 2010 and $1.4 million for the three months ended March 31, 2009, or 3.1% of net revenues. On February 9, 2009, our Audit Committee under authority of the Board of Directors authorized a restructuring plan pursuant to which employees were terminated. This plan was made in response to market and economic conditions, through which we reduced our operating expenses. Approximately $0.7 million of charges were incurred in connection with this restructuring plan for severance and related costs. Also, we recorded a $0.7 million charge related to the increased time and cost required to sublease our vacated facility as a result of an unfavorable leasing environment. The facility was originally closed as part of the restructuring plan authorized by our Audit Committee under authority of the Board of Directors on October 29, 2007 in connection with the retirement of our CMTS platform.
Interest Income
     Interest income was $0.5 million for the three months ended March 31, 2010 compared to $0.9 million for the three months ended March 31, 2009. The decrease in interest income was primarily attributable to lower interest rates. Our cash, cash equivalents and marketable securities decreased to $165.5 million as of March 31, 2010 from $167.5 million as of March 31, 2009.
Other expense, net
     Other expense, net, which consists primarily of foreign exchange gains (losses), was an expense of $88,000 for the three months ended March 31, 2010 compared to an expense of $0.2 million for the three months ended March 31, 2009. The expense was due to unfavorable foreign exchange losses primarily generated from our hedging program for the Israeli New Shekel.
Provision for income taxes
     Income tax expense for the three months ended March 31, 2010 was $0.2 million, or negative 1.9%, on a pre-tax loss of $8.6 million, compared to tax expense of $0.2 million, or 9.1%, on pre-tax income of $2.5 million for the three months ended March 31, 2009. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to the differential in foreign tax rates, non deductible stock compensation expense, other currently non-deductible items, movement in our valuation allowance and various discrete items.
     We maintained a valuation allowance as of March 31, 2010 against certain of our deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
     We had gross unrecognized tax benefits of approximately $3.3 million as of March 31, 2010 and $3.4 million as of December 31, 2009. We expect the unrecognized tax benefits to decrease by $0.6 million in the next 12 months.
     Our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. Our major tax jurisdictions are the U.S. and Israel. The tax years 2000 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2006 through 2009 remain open and subject to examination by the appropriate governmental agencies in Israel.

Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of March 31, 2010, we had no long-term debt outstanding.
Cash Flow
     Cash, cash equivalents and marketable securities. We had approximately $165.5 million of cash, cash equivalents, and marketable securities as of March 31, 2010. Marketable securities consist principally of corporate debt securities, commercial paper and securities of U.S. agencies with remaining time to maturity of two years or less. Restricted cash of $0.6 million as of March 31, 2010 was not included in cash and cash equivalents.
     Operating activities
     The key line items affecting cash from operating activities were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net (loss) income	$(8,769)	$2,282
Add back non-cash charges	5,778	5,308

Net (loss) income before non-cash charges (1)	(2,991)	7,590
Decrease (increase) in accounts receivable	10,648	(2,043)
Increase in inventories, net	(3,766)	(990)
Decrease in deferred revenues	(7,469)	(4,905)
Decrease in accounts payable and accrued and other liabilities	(2,937)	(7,332)
Other, net	913	505

Net cash used in operating activities	$(5,602)	$(7,175)

(1)	Non-cash charges primarily related to stock-based compensation and depreciation of property and equipment.
     Operating activities used cash of $5.6 million for the three months ended March 31, 2010 compared to $7.2 million for the three months ended March 31, 2009. This was primarily due to a more favorable change in accounts receivable for the three months ended March 31, 2010, partially offset by a net loss for the three months ended March 31, 2010.
     Investing Activities
     Our investing activities provided cash of $0.9 million for the three months ended March 31, 2010, primarily from net sales and maturities of marketable securities of $2.0 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $1.1 million.
     Financing Activities
     Our financing activities provided cash of $0.4 million for the three months ended March 31, 2010 from the issuance of common stock through the exercise of stock options under our equity incentive plans.
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

Contractual Obligations and Commitments
     Our contractual obligations as of March 31, 2010 were as follows (in thousands):

	Payments due by December 31:
	Total	2010	2012	2014	Thereafter

Operating lease obligations (1)	$7,269	$2,383	$4,761	$125	$—
Purchase obligations (2)	15,315	15,315	—	—	—

Total obligations	$22,584	$17,698	$4,761	$125	$—

(1)	Operating lease obligations are net of sublease rentals from a portion of our Tel Aviv facility.

(2)	Purchase obligations comprise firm non-cancellable agreements to purchase inventory.
Off-Balance Sheet Arrangements
     As of March 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Effects of Inflation
     Our monetary assets, consisting primarily of cash, marketable securities and receivables, are not materially affected by inflation because they are short-term in duration. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and operating expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products and services offered by us.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Sensitivity
     The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. To control this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of March 31, 2010, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended March 31, 2010, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.
     Foreign Currency Risk
     Our sales contracts are primarily denominated in U.S. dollars, and therefore the majority of our revenues are not subject to foreign currency risk. However, if we extend credit to international customers and the U.S. dollar appreciates against our customers’ local currency, there is an increased collection risk as it will require more local currency to settle our U.S. dollar invoice.
     Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging, would have resulted in an increase in our loss before taxes of approximately $0.9 million for the three months ended March 31, 2010.
     We continue to hedge our projected exposure to exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel, and accordingly, we do not anticipate that fluctuations will have a material impact on our financial results for the three months ending June 30, 2010. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short-term in nature, a long-term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

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
Changes in Internal Control over Financial Reporting
     During the three months ended March 31, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Almost all of our sales depend on cable MSOs and telecommunications companies adopting advanced technologies, and we expect these sales to continue to constitute a significant majority of our revenues for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure, and a reduction or delay in this spending could have a material adverse effect on our business.
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
     Since 2009, we have seen reduced capital spending by our customers for our key products. Any continued slowdown or delay in the capital spending by service providers as a result of any of the above factors would likely have a significant adverse impact on our quarterly revenue and profitability levels.
Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors or our guidance, causing our stock price to decline.
     Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside our control. These factors include:
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
     Historically, a large portion of our sales have been to a limited number of large customers. Our five largest customers accounted for approximately 77% of our net revenues for the three months ended March 31, 2010, compared to 83% for the three months ended March 31, 2009. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended March 31, 2010. Brighthouse, Ssangyong Information and Communications Corporation (Ssangyong) and Time Warner Cable each represented 10% or more of our net revenues for the three months ended March 31, 2009. Ssangyong is a reseller and its revenue contribution increased during the three months ended March 31, 2009 as a result of sales to LG Powercom, which would have represented 10% or more of our net revenues had we sold to LG Powercom directly. We believe that for the foreseeable future our net revenues will be concentrated in a limited number of large customers.
     We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions, more cautious spending patterns due to the ongoing economic uncertainty or other factors) is likely to have a material negative impact on our operating results. For example, Verizon slowed the rollout of its FiOS system in 2009, which caused our revenues to decrease in the quarter ended March 31, 2010 compared to the same quarter in 2009. In addition, as the consolidation of ownership of cable MSOs and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation due to the significant capital costs of constructing video, voice and data networks and for other reasons. Further business combinations may occur in our customer base, which will likely result in our customers gaining increased purchasing leverage over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.
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
     For these and other reasons, our sales cycles are generally between six and 18 months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter or subsequent quarters could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders.
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
     Historically, we have experienced significant operating losses and we were not profitable in the three months ended March 31, 2010. If we fail to achieve or sustain profitability in the future, it will harm our long-term business and we may not meet the expectations of the investment community, which would have a material adverse impact on our stock price.

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
     Our product development efforts require substantial research and development expense, as we develop new technology, including the BigBand MSP2000 and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these solutions. Our research and development expense was $13.5 million for the three months ended March 31, 2010, and there can be no assurance that we will achieve an acceptable return on our research and development efforts, and no assurance that we will be able to deliver our solutions in time to achieve market acceptance.
     Additionally, our customers are adopting new technologies, standards and formats. In particular, service providers are transitioning from delivering video via radio frequency, which products have historically represented a large majority of our revenues, to delivering video over IP. While we are in the process of developing products based on this and other new formats in order to remain competitive, we do not have such products at this time and cannot be certain when, if at all, we will have products in support of such new formats.
Our ability to grow will depend significantly on our delivery of products that help enable telecommunications companies to provide video services. If the demand for video services from telecommunications companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our Video products will suffer.
     Prior to 2006, our sales were primarily to cable MSOs. Since 2006, we have generated significant revenues from telecommunications companies. Our ability to grow will depend on our selling video products to telecommunications companies. Although a number of our existing products are being deployed in telecom networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecommunications company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow these telecommunications companies to provide video services without upgrading their current system infrastructure or provide them a more cost-effective method of delivering video services than our products, projected sales of our Video products will suffer. Even if these providers choose our Video solutions, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.
     Selling successfully to telecommunication companies will be a significant challenge for us. Several of our largest competitors have mature customer relationships with many of the largest telecommunications companies, while we have limited experience with sales and marketing efforts designed to reach these potential customers. In addition, telecommunications companies face specific network architecture and legacy technology issues that we have only limited expertise in addressing. If we fail to penetrate the telecommunications market successfully, our growth in revenues and our operating results would likely be adversely impacted.
We anticipate that our gross margins will fluctuate with changes in our product mix and we expect decreases in the average selling prices of our hardware and software products, which will adversely impact our operating results.
     Our product gross margins declined for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, and it is likely we will experience lower product gross margins in future periods. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. For example, our master agreement with Verizon provides for contractually-negotiated annual price reductions. Additionally, our failure to develop and introduce new products on a timely basis would likely contribute to a decline in our gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.
Lower deferred revenue balances will make future period results less predictable.
     Historically, we have had relatively high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. However, our deferred revenue balance as of March 31, 2010 was lower than March 31, 2009 and December 31, 2009. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility and harm our stock price.
Continued uncertain general economic conditions may adversely affect our financial condition and results of operations and make our future business more difficult to forecast and manage.
     Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the continued tight credit markets and concerns regarding the availability of credit, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and therefore harm our business and results of operations.
     More generally, we are unable to predict how long the current economic uncertainty will last. There can be no assurances that government responses to the recession will restore confidence in the U.S. and global economies. We expect our business to be adversely impacted by any significant or prolonged uncertainty in the U.S. or global economies as our customers’ capital spending is expected to be reduced during an economic downturn. The uncertainty regarding the U.S. and global economies also has made it more difficult for us to forecast and manage our business.
We must manage our business effectively even if our infrastructure, management and resources might be strained due to our expense reduction efforts and recent officer departures.
     In the past several years, including this year, we have undertaken several reductions in force, experienced a number of changes in our executive management (including the recent departures of our Chief Operating Officer, Chief Financial Officer and a senior sales executive) and implemented other cost reduction measures. Effectively managing our business with reduced headcount and expenses in some areas will likely place increased strain on our resources. For example, we may need to hire additional development and customer support personnel. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future, such growth will result in increased responsibilities for our management personnel. Managing any future growth will require substantial resources that we may not have or otherwise be able to obtain. In March 2010, we announced the departures of three officers, including our chief operating officer and our chief financial officer. Although we announced the appointment of a new chief financial officer, we are uncertain when or if we will replace our chief operating officer and his duties will initially be performed by other officers. We have taken actions to reduce the risk of any disruption in our business due to these departures including retaining our departing chief operating officer and chief financial officer as consultants for a period of time. However, the departure of these officers will place additional strain on our existing team and there can be no assurance that the departure of these officers will not disrupt our business operations, customer relationships or other matters.
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
     International sales represented 11.0% of our net revenues for the three months ended March 31, 2010 compared to 17.6% for three months ended March 31, 2009. Our international sales depend on our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial results and cash flows.
     Because a substantial portion of our employee base is located in Israel, we are exposed to fluctuations in currency exchange rates between the U.S. dollar and the Israeli New Shekel. These fluctuations could have a material adverse impact on our financial results and cash flows. A decrease in the value of the U.S. dollar relative to foreign currencies could increase our operating expenses and the cost of raw materials to the extent that we must purchase components or pay employees in foreign currencies.
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
     We have entered into interoperability arrangements with a number of equipment and software vendors for the use or integration of their technology with our products. In these cases, the arrangements give us access to and enable interoperability with various products in the digital video market that we do not otherwise offer. If these relationships fail, we will have to devote substantially more resources to the development of alternative products and the support of our products, and our efforts may not be as effective as the combined solutions with our current partners. In many cases, these parties are either companies with which we compete directly in other areas, such as Motorola, or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of these customers. A number of our competitors have stronger relationships with some of our existing and potential partners and, as a result, our ability to successfully partner with these companies may be harmed. Our failure to establish or maintain key relationships with third party equipment and software vendors may harm our ability to successfully sell and market our products. We are currently investing significant resources to develop these relationships. Our operating results could be adversely affected if these efforts do not generate the revenues necessary to offset this investment.
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
     As of March 31, 2010, approximately 81% of our research and development headcount was located outside the U.S., primarily in Israel and increasingly in China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or could take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.
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
     A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of March 31, 2010, we had 179 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at this facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities, such as the hostilities in Lebanon in 2006 and in Gaza in 2008, involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. The September 2001 terrorist attacks, the ongoing U.S. war on terrorism and the history of terrorist attacks and hostilities within Israel have heightened the risks of conducting business in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.
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
     In order to successfully develop and market certain of our planned products, we may be required to enter into technology development or licensing agreements with third parties whether to avoid infringement or because we believe a specific functionality is necessary for a successful product launch. These third parties may be willing to enter into technology development or licensing agreements only on a costly royalty basis or on terms unacceptable to us, or not at all. Our failure to enter into technology development or licensing agreements on reasonable terms, when necessary, could limit our ability to develop and market new products and could cause our business to suffer. For example, we could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could adversely affect our business, operating results and financial condition.

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
     As of March 31, 2010, we had $20.7 million in cash and cash equivalents and $144.9 million in investments in marketable debt securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.
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

Item 6. EXHIBITS

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.10 C	Transition Services Agreement — David Heard (2)

10.12 A	Transition Services Agreement — Maurice Castonguay (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to exhibit of same number filed with the registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

(2)	Incorporated by reference to exhibit of same number filed with the registrant’s current report on Form 8-K filed on March 4, 2010.

(3)	Incorporated by reference to exhibit of same number filed with the registrant’s current report on Form 8-K filed on March 5, 2010.

*	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2010

BigBand Networks, Inc.
By:	/s/ Ravi Narula
Ravi Narula, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.10 C	Transition Services Agreement — David Heard (2)

10.12 A	Transition Services Agreement — Maurice Castonguay (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to exhibit of same number filed with the registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

(2)	Incorporated by reference to exhibit of same number filed with the registrant’s current report on Form 8-K filed on March 4, 2010.

(3)	Incorporated by reference to exhibit of same number filed with the registrant’s current report on Form 8-K filed on March 5, 2010.

*	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.