Form 10-Q
period 2010-06-30
BigBand Networks, Inc.
filed 2010-08-09
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of August 1, 2010, 68,713,570 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2010
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except per share data)

	As of	As of
	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$33,058	$24,894
Marketable securities	130,035	147,014
Accounts receivable, net of allowance for doubtful accounts of $23 and $56 as of June 30, 2010 and December 31, 2009, respectively	6,644	18,495
Inventories, net	7,703	4,933
Prepaid expenses and other current assets	4,759	6,177

Total current assets	182,199	201,513
Property and equipment, net	9,911	11,417
Goodwill	1,656	1,656
Other non-current assets	8,923	9,002

Total assets	$202,689	$223,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,187	$9,483
Accrued compensation and related benefits	5,459	5,023
Current portion of deferred revenues, net	30,582	32,428
Current portion of other liabilities	5,119	7,083

Total current liabilities	45,347	54,017
Deferred revenues, net, less current portion	10,434	12,438
Other liabilities, less current portion	1,978	2,642
Accrued long-term Israeli severance pay	4,663	4,215
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of June 30, 2010 and December 31, 2009; 68,596 and 67,138 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	69	67
Additional paid-in-capital	292,429	283,704
Accumulated other comprehensive (loss) income	(202)	124
Accumulated deficit	(152,029)	(133,619)

Total stockholders’ equity	140,267	150,276

Total liabilities and stockholders’ equity	$202,689	$223,588

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues:
Products	$16,605	$22,221	$41,486	$56,148
Services	9,788	16,805	17,142	26,766

Total net revenues	26,393	39,026	58,628	82,914

Cost of net revenues:
Products	9,402	10,918	23,326	25,982
Services	3,032	3,113	6,309	6,284

Total cost of net revenues	12,434	14,031	29,635	32,266

Gross profit	13,959	24,995	28,993	50,648

Operating expenses:
Research and development	13,110	11,127	26,602	22,610
Sales and marketing	5,998	5,855	12,048	12,304
General and administrative	4,010	4,962	8,536	9,497
Restructuring charges	1,039	—	1,039	1,356
Class action litigation charges	—	477	—	477

Total operating expenses	24,157	22,421	48,225	46,244

Operating (loss) income	(10,198)	2,574	(19,232)	4,404
Interest income	337	690	852	1,593
Other (expense) income, net	(95)	130	(183)	(93)

(Loss) income before (benefit from) provision for income taxes	(9,956)	3,394	(18,563)	5,904
(Benefit from) provision for income taxes	(315)	319	(153)	547

Net (loss) income	$(9,641)	$3,075	$(18,410)	$5,357

Basic net (loss) income per common share	$(0.14)	$0.05	$(0.27)	$0.08

Diluted net (loss) income per common share	$(0.14)	$0.04	$(0.27)	$0.08

Shares used in basic net (loss) income per common share	68,018	65,753	67,667	65,309

Shares used in diluted net (loss) income per common share	68,018	68,771	67,667	68,519

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months ended June 30,
	2010	2009
Cash Flows from Operating activities
Net (loss) income	$(18,410)	$5,357
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	3,601	4,299
Amortization of software license	416	—
Loss on disposal of property and equipment	220	103
Stock-based compensation	7,383	6,493
Net settled unrealized (losses) gains on cash flow hedges	(28)	223
Change in operating assets and liabilities:
Decrease in accounts receivable	11,851	13,214
(Increase) decrease in inventories, net	(2,770)	478
Decrease (increase) in prepaid expenses and other current assets	1,417	(634)
Increase in other non-current assets	(337)	(1,336)
Decrease in accounts payable	(5,296)	(1,931)
Increase in long-term Israeli severance pay	448	23
Decrease in accrued and other liabilities	(2,248)	(6,721)
Decrease in deferred revenues	(3,850)	(20,740)

Net cash used in operating activities	(7,603)	(1,172)

Cash Flows from Investing activities
Purchase of marketable securities	(92,850)	(87,026)
Proceeds from maturities of marketable securities	88,818	70,061
Proceeds from sale of marketable securities	20,770	3,500
Purchase of property and equipment	(2,362)	(2,081)
Purchase of software license	—	(1,250)
Proceeds from sale of property and equipment	47	—
Decrease in restricted cash	—	130

Net cash provided by (used in) investing activities	14,423	(16,666)

Cash Flows from Financing activities
Proceeds from issuance of common stock	1,344	3,185

Net cash provided by financing activities	1,344	3,185

Net increase (decrease) in cash and cash equivalents	8,164	(14,653)
Cash and cash equivalents as of beginning of period	24,894	50,981

Cash and cash equivalents as of end of period	$33,058	$36,328

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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2010, and the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2010 (Form 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Form 10-K.
     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC as permitted by such rules. Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future period.
     There have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2010 compared to the significant accounting policies described in the Company’s Form 10-K.
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
     Marketable securities consist principally of corporate debt securities, commercial paper, securities of U.S. agencies and certificates of deposit, with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of June 30, 2010, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.
     The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment in order to determine the classification of the impairment as temporary or other-than-temporary, which involves considerable judgment regarding factors such as the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets, and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In April 2009, the Financial Accounting Standards Board (FASB) issued new guidance which was incorporated into FASB Accounting Standards Codification 320 Investments — Debt and Equity Securities, which established a new method of recognizing and reporting other-than-temporary impairments of debt securities. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company considers it more likely than not that it will sell the security before it will recover its amortized cost basis, an other-than-temporary impairment will be considered to have occurred. An other-than temporary impairment will also be considered to have occurred if the Company does not expect to recover the entire amortized cost basis of the security, even if it does not intend to sell the security. The Company has recognized no other-than-temporary impairments for its marketable securities.

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
     The Company’s customers are impacted by several factors, including an industry downturn and tightening of access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts related to large customers. The Company had three customers which individually had an accounts receivable balance of greater than 10% of the Company’s total accounts receivable balance as of both June 30, 2010 and December 31, 2009.
     The Company recognized revenues from two and three customers that were 10% or greater of the Company’s total net revenues for the three months ended June 30, 2010 and 2009, respectively. The Company recognized revenues from two and three customers that were 10% or greater of the Company’s total net revenues for the six months ended June 30, 2010 and 2009, respectively.
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
     Impairment of Long-Lived Assets
     The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. Through June 30, 2010, no impairment losses have been recognized.
     Warranty Liabilities
     The Company provides a warranty for its software and hardware products. In most cases, the Company warrants that its hardware will be free of defects in workmanship for one year, and that its software media will be free of defects for 90 days. In master purchase agreements with large customers, however, the Company often warrants that its products (hardware and software) will function in material conformance to specifications for a period ranging from one to five years from the date of shipment. In general, the Company accrues for warranty claims based on the Company’s historical claims experience. In addition, the Company accrues for warranty claims based on specific events and other factors when the Company believes an exposure is probable and can be reasonably estimated. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.
     Income Taxes
     The Company follows ASC 740 Income Taxes, which requires the use of the liability method of accounting for income taxes. The liability method computes income taxes based on a projected effective tax rate for the full calendar year. For example, the effective tax rate for the six months ended June 30, 2010 will be based on the projected effective tax rate for the year ending December 31, 2010. The liability method includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.

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
     The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, on occurrence of the forecasted transaction, is subsequently reclassified to the consolidated statement of operations, primarily in research and development expenses. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net. For the three and six months ended June 30, 2010 and 2009, this amount was not material. These derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of June 30, 2010 will have settled as of December 31, 2010.
     Prior to June 30, 2010, the Company entered into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than its functional currency, which is the U.S. dollar. The Company did not have any such transactions outstanding as of June 30, 2010. The Company recognized these derivative instruments as either assets or liabilities on the consolidated balance sheet at fair value. These forward exchange contracts were not accounted for as hedges; therefore, changes in the fair value of these instruments were recorded as other income (expense), net in the consolidated statement of operations. These derivative instruments generally had maturities of 90 days. Gains and losses on these contracts were intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, did not subject the Company to material balance sheet risk.
     All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of June 30,		As of December 31,
	2010		2009
Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS	27,000	ILS	27,000

Notional amount of currency option contracts: U.S. dollars		$7,370		$7,454

Unrealized losses included in other comprehensive income on condensed consolidated balance sheets:
Unsettled — primarily included as other current liabilities		$(204)		$(147)
Settled — underlying derivative was settled but forecasted transaction has not occurred		(32)		(4)

Total unrealized losses included in other comprehensive (loss) income		$(236)		$(151)

Derivatives not designated as hedging instruments:
Notional amount of foreign currency forward contracts: Israeli New Shekels	ILS	—	ILS	5,000

Notional amount of foreign currency forward contracts: U.S. dollars		$—		$1,323

     The change in accumulated other comprehensive income (loss) from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Accumulated other comprehensive loss related to cash flow hedges as of beginning of period	$(151)	$(621)
Changes in settled and unsettled portion of cash flow hedges	(239)	(464)

	(390)	(1,085)

Less:
Changes in cash flow hedges: Loss reflected in condensed consolidated statement of operations	(154)	(1,038)

Accumulated other comprehensive loss related to cash flow hedges as of end of period	$(236)	$(47)

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
3. Basic and Diluted Net (Loss) Income per Common Share
     The computation of basic and diluted net (loss) income per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$(9,641)	$3,075	$(18,410)	$5,357

Denominator:
Weighted average shares used in basic net (loss) income per common share	68,018	65,753	67,667	65,309
Stock options	—	2,637	—	2,837
Warrants	—	182	—	182
Restricted stock units	—	199	—	153
Employee stock purchase plan shares	—	—	—	38

Weighted average shares used in diluted net (loss) income per common share	68,018	68,771	67,667	68,519

Basic net (loss) income per common share	$(0.14)	$0.05	$(0.27)	$0.08

Diluted net (loss) income per common share	$(0.14)	$0.04	$(0.27)	$0.08

     As of June 30, 2010 and 2009, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of net (loss) income per common share for the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of June 30,
	2010	2009

Stock options outstanding	12,973	7,820
Restricted stock units	3,785	13
Employee stock purchase plan shares	267	211
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
     The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) as of June 30, 2010 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$—	$64,562	$—	$64,562
U.S. Agency debt securities	3,018	51,563	—	54,581
Commercial paper	—	10,692	—	10,692
Certificates of deposit	200	—	—	200

	3,218	126,817	—	130,035
Cash equivalents:
Money market funds	12,505	—	—	12,505
Corporate debt securities	—	1,000	—	1,000
Commercial paper	—	7,599	—	7,599

	12,505	8,599	—	21,104

Total cash equivalents and marketable securities	$15,723	$135,416	$—	$151,139

Cash balances				11,954

Total cash, cash equivalents and marketable securities				$163,093

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

     In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $4.1 million and $3.6 million as of June 30, 2010 and December 31, 2009, respectively.
5. Balance Sheet Data
     Marketable Securities
     Marketable securities included available-for-sale securities as follows (in thousands):

	As of June 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Corporate debt securities	$64,542	$99	$(79)	$64,562
U.S. Agency debt securities	54,567	22	(8)	54,581
Commercial paper	10,692	—	—	10,692
Certificates of deposit	200	—	—	200

Total marketable securities	$130,001	$121	$(87)	$130,035

	As of December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Corporate debt securities	$70,569	$288	$(38)	$70,819
U.S. Agency debt securities	64,256	70	(47)	64,279
Commercial paper	7,394	—	(1)	7,393
Certificates of deposit	4,520	4	(1)	4,523

Total marketable securities	$146,739	$362	$(87)	$147,014

     The fair value of investments showing unrealized loss (none of which had been in a continuous loss position for more than nine months) was $46.7 million and $54.0 million as of June 30, 2010 and December 31, 2009, respectively. The contractual maturity date of the available-for-sale securities was as follows (in thousands):

	As of June 30,	As of December 31,
	2010	2009

Due within one year	$90,425	$107,449
Due within one to two years	39,610	39,565

Total marketable securities	$130,035	$147,014

     Inventories, Net
     Inventories, net were comprised entirely of finished goods as of June 30, 2010 and December 31, 2009.
     Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets were comprised as follows (in thousands):

	As of June 30,	As of December 31,
	2010	2009

Taxes receivable	$1,286	$2,969
Prepaid maintenance	1,024	981
Interest receivable	991	1,070
Other	1,458	1,157

Total prepaid expenses and other current assets	$4,759	$6,177

     Property and Equipment, Net
     Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of June 30,	As of December 31,
	2010	2009

Engineering and other equipment	$28,641	$30,129
Computers, software and related equipment	19,340	19,942
Leasehold improvements	5,898	5,897
Office furniture and fixtures	1,112	1,132

	54,991	57,100
Less: accumulated depreciation	(45,080)	(45,683)

Total property and equipment, net	$9,911	$11,417

     Goodwill
     Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of June 30, 2010 and December 31, 2009. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company considered several factors including management structure and the nature of operations and concluded that it has only one reporting unit. Consistent with this determination, it reviewed the carrying amount of this unit compared to its fair value based on quoted market prices of the Company’s common stock. Following this approach, through June 30, 2010, no impairment losses have been recognized.
     Other Non-current Assets
     Other non-current assets were comprised as follows (in thousands):

	As of June 30,	As of December 31,
	2010	2009

Israeli severance pay	$4,061	$3,648
Security deposit	1,923	1,962
Software license	1,667	2,083
Restricted cash	583	583
Deferred tax assets	460	449
Other	229	277

Total other non-current assets	$8,923	$9,002

     Deferred Revenues, Net
     Deferred revenues, net were as follows (in thousands):

	As of June 30,	As of December 31,
	2010	2009

Deferred service revenues, net	$29,065	$27,252
Deferred product revenues, net	11,951	17,614

Total deferred revenues, net	41,016	44,866
Less current portion of deferred revenues, net	(30,582)	(32,428)

Deferred revenues, net, less current portion	$10,434	$12,438

     Other Liabilities
     Other liabilities were comprised as follows (in thousands):

	As of June 30,	As of December 31,
	2010	2009

Rent and restructuring liabilities	$1,725	$1,581
Foreign, franchise and other income tax liabilities	1,613	2,198
Accrued warranty	1,571	2,068
Sales and use tax payable	509	1,310
Accrued professional fees	408	462
Customer prepayments	31	816
Other	1,240	1,290

Total other liabilities	7,097	9,725
Less current portion of other liabilities	(5,119)	(7,083)

Other liabilities, less current portion	$1,978	$2,642

     Accrued Warranty
     Activity related to product warranty was as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Balance as of beginning of period	$2,068	$3,381
Warranty charged to cost of sales	142	176
Utilization of warranty	(353)	(691)
Other adjustments	(286)	(569)

Balance as of end of period	1,571	2,297
Less current portion of accrued warranty	(818)	(1,060)

Accrued warranty, less current portion	$753	$1,237

6. Restructuring Charges
     On May 4, 2010, the Audit Committee under designation of the Board of Directors authorized a restructuring plan pursuant to which 31 employees and 11 contractors were terminated. On February 9, 2009, the Audit Committee under designation of the Board of Directors authorized a restructuring plan pursuant to which employees were terminated. These plans were made in response to market and economic conditions. On October 29, 2007, the Audit Committee under designation of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s CMTS product line pursuant to which employees were terminated and facilities were vacated. The Company incurred additional charges related to this October 29, 2007 plan for the six months ended June, 30, 2010 and 2009 to adjust its restructuring liability for changes in estimated sublease rentals associated with the facility. All of the restructuring plans were essentially complete as of June 30, 2010. Charges incurred with these restructuring plans were as follows (in thousands):

	May 2010	February 2009	October 2007
	Plan	Plan	Plan	Total

Charges incurred in six months ended June 30, 2010
Vacated facilities	$—	$—	$347	$347
Severance	692	—	—	692

	$692	$—	$347	$1,039

Charges incurred in six months ended June 30, 2009
Vacated facilities	$—	$—	$699	$699
Severance	—	657	—	657

	$—	$657	$699	$1,356

Total cumulative charges through June 30, 2010
Severance	$692	$657	$2,463	$3,812
Vacated facilities	—	—	2,111	2,111
Other	—	—	159	159

	$692	$657	$4,733	$6,082

Date through which Company will pay facilities costs	Not applicable	Not applicable	March 2012	March 2012
     Restructuring activity for the six months ended June 30, 2010 was as follows (in thousands):

			Total
	Vacated	Severance and	restructuring
	facilities costs	related expenses	liabilities

Balance as of December 31, 2009	$894	$—	$894
Charges	347	692	1,039
Cash payments	(269)	(491)	(760)

Balance as of June 30, 2010	$972	$201	$1,173
Less restructuring liability, current portion	(546)	(201)	(747)

Restructuring liability, less current portion	$426	$—	$426

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
     Securities Litigation
     In connection with the settlement of the Company’s federal securities litigation (In re BigBand Networks, Inc. Securities Litigation, Case No. C07-5101-SBA) as ordered by the U.S. District Court for the Northern District of California on September 22, 2009, the related shareholder derivative lawsuit (Ifrah v. Bassan-Eskenazi, et. al., Case No. 468401) was dismissed by the Superior Court for the County of San Mateo, California on September 23, 2009, and the state securities litigation (Wiltjer v. Bassan-Eskenazi, et. al., Case No. CGC-07-469661) was dismissed by the Superior Court for the City and County of San Francisco on October 27, 2009. As of June 30, 2010 and December 31, 2009, the Company had no further significant obligations under these lawsuits.

8. Stockholders’ Equity
     The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of net revenues	$610	$520	$1,176	$959
Research and development	1,365	1,191	2,687	2,220
Sales and marketing	642	580	1,311	1,064
General and administrative	1,008	1,188	2,209	2,250

Total stock-based compensation	$3,625	$3,479	$7,383	$6,493

     Equity Incentive Plans
     Since March 15, 2007, the Company has granted all options and restricted stock units (RSUs) under its 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan allows the Company to award incentive and non-qualified stock options, restricted stock, RSUs and stock appreciation rights to employees, officers, directors and consultants of the Company. Options under the 2007 Plan are granted at an exercise price that equals the closing value of the Company’s common stock on the date of grant, generally are exercisable in installments vesting over a four-year period and generally have a maximum term of ten years from the date of grant. The Company creates newly issued shares for all share transactions with employees.
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

Shares

Available as of December 31, 2009	7,495
Authorized shares added	3,357
Options and RSU cancelled	1,815
Options and RSU granted	(5,032)

Available as of June 30, 2010	7,635

     Stock Options
     Data pertaining to stock option activity under all the plans was as follows (in thousands, except per share and period data):

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding as of December 31, 2009	12,115	$4.33	6.99	$7,621
Granted	2,739	2.96
Exercised	(615)	1.12		$1,230
Cancelled	(1,266)	4.77

Outstanding as of June 30, 2010	12,973	$4.15	6.60	$5,299

Vested and expected to vest, net of forfeitures	12,615	$4.16	6.52	$5,278

     The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the year, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the year have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $3.02 and $3.44 per share as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, total unrecognized stock compensation expense relating to unvested stock options, adjusted for estimated forfeitures, was $15.8 million. This amount is expected to be recognized over a weighted-average period of 2.9 years.

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

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Restricted	Grant-Date	Contractual Life	Intrinsic
	Stock Units	Fair Value	(Years)	Value

Unvested as of December 31, 2009	2,497	$5.58	1.77	$8,590
Granted	2,293	2.70
Vested	(456)	6.13		$1,300
Cancelled	(549)	4.61

Unvested as of June 30, 2010	3,785	$4.01	1.48	$11,431

Vested and expected to vest, net of forfeitures	3,519	$4.01	1.43	$10,627

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
     As of June 30, 2010, total unrecognized stock compensation expense relating to unvested RSUs, adjusted for estimated forfeitures, was $12.2 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.
     On June 11, 2010, the Company granted 388,000 RSUs to certain employees, some or all of which may vest based on achievement of 2010 incentive compensation plan targets, or be cancelled and returned to shares available for future issuance. The Company also granted 91,000 RSUs which vest in five years; however, vesting will accelerate if certain stock performance criteria are attained. The stock compensation expense for these RSUs will be expensed over their estimated vesting period and was immaterial for the three months ended June 30, 2010.
     Employee Stock Purchase Plan
     Under the Company’s 2007 Employee Stock Purchase Plan (ESPP), employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP contains an evergreen provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $74,000 and $0.2 million for the three and six months ended June 30, 2010, respectively. The Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively. Shares available for future issuance under the ESPP were as follows (in thousands):

Shares

Available as of December 31, 2009	2,477
Authorized shares added	1,343
Common shares issued	(265)

Available as of June 30, 2010	3,555

     Stock-Based Compensation Assumptions
     The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under ASC 718. This model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The fair value of each new option awarded was estimated on the grant date using the assumptions noted as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Options
Expected volatility	67%	75%	67-73%	73-75%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest	2.60%	2.57%	2.60-2.80%	2.00-2.57%
Expected dividends	0.0%	0.0%	0.0%	0.0%
     The computation of expected volatility is derived primarily from the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry and to a lesser extent, the Company’s weighted historical volatility following its IPO in March 2007. The risk-free interest factor is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. For all periods presented, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Estimates, including achievement of incentive compensation plan targets, are evaluated each reporting period and adjusted, if necessary, by recognizing the cumulative effect of the change in estimate on compensation costs recognized in prior year periods.
9. Segment Reporting
     The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues by geographical region were allocated based on the shipping destination of customer orders, and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

United States	$23,618	$34,505	$52,304	$70,668
Asia	2,171	1,396	4,561	7,638
Europe	364	2,163	1,143	3,253
Americas excluding United States	240	962	620	1,355

Total net revenues	$26,393	$39,026	$58,628	$82,914

     Long-lived assets, net of depreciation were as follows (in thousands):

	As of June 30,	As of December 31,
	2010	2009

United States	$5,242	$6,286
Israel	4,231	4,728
Rest of World	438	403

Total long-lived assets, net	$9,911	$11,417

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
     Income tax benefit was $0.3 million and $0.2 million for the three and six months ended June 30, 2010, respectively. Income tax expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively. The benefit for the three months ended June 30, 2010 was primarily related to the release of reserves pertaining to the Israeli tax provisions upon finalization of the tax audit for fiscal years from 2004 through 2007. The effective tax rates for these periods differed from the U.S. federal statutory rate primarily due to the differential in foreign tax rates on cost-plus foreign jurisdictions, non deductible stock compensation expense, other currently non-deductible items, movement in the Company’s valuation allowance and various discrete items.

11. Comprehensive (Loss) Income
     The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net (loss) income	$(9,641)	$3,075	$(18,410)	$5,357
Change in cash flow hedges	(161)	695	(85)	574
Change in unrealized gains (losses) on marketable securities	(113)	411	(241)	(107)

Comprehensive (loss) income	$(9,915)	$4,181	$(18,736)	$5,824

     Other comprehensive (loss) income was as follows (in thousands):

	As of June 30,	As of December 31,
	2010	2009

Net unrealized losses on cash flow hedges	$(236)	$(151)
Net unrealized gains on marketable securities	34	275

Total accumulated other comprehensive (loss) income	$(202)	$124

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
Overview
     We develop, market and sell network-based platforms that enable cable multiple system operators (MSOs) and telecommunications companies (collectively, service providers) to offer video services across coaxial, fiber and copper networks. We were incorporated in Delaware in December 1998. Since that time, we have developed significant expertise in rich media processing, communications networking and bandwidth management. Our customers are using our platforms to expand high-definition television (HDTV) services, and enable high-quality video advertising programming to subscribers. Our Broadcast Video, TelcoTV, Switched Digital Video and IPTV (Personalized Video) solutions are comprised of a combination of software and programmable hardware platforms. We have sold our solutions to more than 200 customers globally. We sell our products and services to customers in the U.S. and Canada through our direct sales force. Domestically, our customers include Bright House, Cablevision, Charter, Comcast, Cox, Time Warner Cable and Verizon, which are seven of the ten largest service providers in the U.S. We sell to customers internationally through a combination of direct sales and resellers. Our largest international resellers include Beijing Bupt-Guoan, Ssangyong, and Sugys, who sell to end users such as Jiangsu Cable and LG Telecom.
     Net Revenues. We derive our net revenues principally from our video products, which are comprised of a combination of software licenses and programmable hardware platforms, and our service offerings. Our sales cycle typically ranges from six to eighteen months, but can be longer if the sale relates to new product introductions. Our sales process generally involves several stages before we can recognize revenues on the sale of our products. As a provider of advanced technologies, we seek to actively participate with our existing and potential customers in the evaluation of their technology needs and network architectures, including the development of initial designs and prototypes. Following these activities, we typically respond to a service provider’s request for proposal, configure our products to work within our customer’s network architecture, and test our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition generally depends on satisfying the acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Completion of several of these stages is substantially outside of our control, which causes our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a more compressed sales cycle.
     Due to the concentrated nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. Within a given quarter, our revenues from our large customers can vary significantly based upon their budgetary cycles and implementation schedules. For the three months ended June 30, 2010 and 2009, we derived approximately 79% and 78%, respectively, of our net revenues from our top five customers. For the six months ended June 30, 2010 and 2009, we derived approximately 73% and 78%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results. We often recognize a substantial portion of our revenues in the last month of a quarter, which limits our visibility to estimated future revenues, product mix and gross margins.
     Our service revenues include ongoing customer support and maintenance, product installation and training. Our customer support and maintenance is available in a tiered offering at either a standard or an enhanced level. The majority of our customers have purchased our enhanced level of customer support and maintenance. Our accounting for revenues is complex, and we account for revenues in accordance with applicable U.S. generally accepted accounting principles (GAAP).
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
     Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel-related costs are the most significant component of our operating expenses. We currently expect our headcount to remain relatively flat in the near term. We expect our operating expenses to decline in absolute dollars for the three months ending September 30, 2010 compared to the three months ended June 30, 2010 as we remain cautious about our spending in the near term.
     Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Shenzhen, China; Westborough, Massachusetts and Redwood City, California. We expect our research and development expense to decrease in absolute dollars for the three months ending September 30, 2010 compared to the three months ended June 30, 2010, primarily due to a reduction in both personnel and independent contractor costs following our May 2010 restructuring plan.
     Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to decrease modestly in absolute dollars for the three months ending September 30, 2010 compared to the three months ended June 30, 2010.
     General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional services and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect general and administrative expense to increase modestly in absolute dollars for the three months ending September 30, 2010 compared to the three months ended June 30, 2010, primarily due to legal fees related to a lawsuit filed by us against Imagine Communications, Inc. alleging patent infringement, and other overhead expenses.
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

Results of Operations
     The percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Total net revenues	100.0%	100.0%	100.0%	100.0%
Total cost of net revenues	47.1	36.0	50.5	38.9

Total gross profit	52.9	64.0	49.5	61.1

Operating expenses:
Research and development	49.7	28.5	45.4	27.3
Sales and marketing	22.7	15.0	20.5	14.8
General and administrative	15.2	12.8	14.6	11.5
Restructuring charges	3.9	—	1.8	1.6
Class action litigation charges	—	1.2	—	0.6

Total operating expenses	91.5	57.5	82.3	55.8

Operating (loss) income	(38.6)	6.5	(32.8)	5.3
Interest income	1.3	1.8	1.5	1.9
Other (expense) income, net	(0.4)	0.4	(0.4)	(0.1)

(Loss) income before (benefit from) provision for income taxes	(37.7)	8.7	(31.7)	7.1
(Benefit from) provision for income taxes	(1.2)	0.8	(0.3)	0.7

Net (loss) income	(36.5)%	7.9%	(31.4)%	6.4%

Net Revenues
     Total net revenues decreased 32.4% to $26.4 million for the three months ended June 30, 2010 from $39.0 million for the three months ended June 30, 2009. The $12.6 million decrease was due to a $7.0 million decrease in service revenues and a $5.6 million decrease in product revenues.
     Total net revenues decreased 29.3% to $58.6 million for the six months ended June 30, 2010 from $82.9 million for the six months ended June 30, 2009. The $24.3 million decrease was due to a $14.7 million decrease in product revenues and a $9.6 million decrease in service revenues.
     Revenues from our top five customers comprised approximately 79% and 78% of net revenues for the three months ended June 30, 2010 and 2009, respectively. Revenues from our top five customers comprised approximately 73% and 78% of net revenues for the six months ended June 30, 2010 and 2009, respectively. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three and six months ended June 30, 2010. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for both the three and six months ended June 30, 2009.
     Time Warner Cable represented slightly more than 35% of our net revenues for the three months ended June 30, 2010 compared to less than 20% of our net revenues for the three months ended June 30, 2009. The increase as a percentage of total revenues and in absolute dollars was attributable to a multi-site roll out of both our Broadcast Video and Switched Digital Video solutions during the three months ended June 30, 2010. For the six months ended June 30, 2010, Time Warner Cable represented approximately 40% of our net revenues compared to slightly less than 30% for the six months ended June 30, 2009. While net revenues from Time Warner Cable remained relatively flat in absolute dollars, it increased as a percentage of total net revenues due to the relative decrease in net revenues from our other customers.
     Verizon represented slightly more than 20% of our net revenues for the three months ended June 30, 2010 compared to more than 30% of our net revenues for the three months ended June 30, 2009. For the six months ended June 30, 2010, Verizon represented slightly more than 15% of our net revenues compared to slightly more than 20% for the six months ended June 30, 2009. The decrease was due to a decline in order volume as Verizon slowed the rollout of its FiOS system which we expect to continue for the remainder of 2010.

     Net revenues by geographical region based on the shipping destination of customer orders as a percentage of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

United States	89.5%	88.4%	89.2%	85.3%
Asia	8.2	3.6	7.8	9.2
Europe	1.4	5.5	1.9	3.9
Americas excluding United States	0.9	2.5	1.1	1.6

Total net revenues	100.0%	100.0%	100.0%	100.0%

     Product Revenues. Product revenues decreased 25.3% to $16.6 million for the three months ended June 30, 2010 from $22.2 million for the three months ended June 30, 2009. The $5.6 million decrease was primarily due to a $3.2 million decrease in Switched Digital Video revenues attributable to delays in closing orders for both new customer deployments as well as expansion projects from our existing customers. Additionally, TelcoTV revenues decreased by $1.7 million primarily due to a slowdown in the rollout of the FiOS system by Verizon. We expect both of these trends to continue for the three months ending September 30, 2010.
     Product revenues decreased 26.1% to $41.5 million for the six months ended June 30, 2010 from $56.1 million for the six months ended June 30, 2009. The decrease was primarily due to a $12.5 million decrease in Switched Digital Video revenues and a $1.3 million decrease in TelcoTV revenues. This was partially offset by a $0.8 million increase in Broadcast Video revenues. Data revenues decreased $1.6 million related the retirement of our CMTS platform products in October 2007.
     Service Revenues. Service revenues decreased 41.8% to $9.8 million for the three months ended June 30, 2010 from $16.8 million for the three months ended June 30, 2009. The $7.0 million decrease was primarily due to the recognition of $5.6 million of previously deferred service revenues from a large TelcoTV customer related to analog technology that was transitioned to digital technology during the three months ended June 30, 2009, which did not occur in the comparable 2010 period. Additionally, video installation and training revenues decreased $1.2 million as a result of a decline in new customer orders.
     Service revenues decreased 36.0% to $17.1 million for the six months ended June 30, 2010 from $26.8 million for the six months ended June 30, 2009. The decrease was primarily due to the previously described $5.6 million recognition of service revenues from decommissioned analog technology, a $2.1 million decrease in Broadcast Video customer support and maintenance revenues due to a decline in pricing from our installed base of customers and a $1.4 million decrease in video installation and training revenues.
Gross Profit and Gross Margin
     Gross Profit. Gross profit decreased 44.2% to $14.0 million for the three months ended June 30, 2010 from $25.0 million for the three months ended June 30, 2009. Gross margin decreased to 52.9% for the three months ended June 30, 2010 compared to 64.0% for the three months ended June 30, 2009.
     Gross profit decreased 42.8% to $29.0 million for the six months ended June 30, 2010 from $50.6 million for the six months ended June 30, 2009. Gross margin decreased to 49.5% for the six months ended June 30, 2010 compared to 61.1% for the six months ended June 30, 2009.
     Product Gross Margin. Product gross margin for the three months ended June 30, 2010 was 43.4% compared to 50.9% for the three months ended June 30, 2009. This decrease was primarily due to lower absorption of fixed manufacturing costs, a higher concentration of revenues being generated from lower margin hardware products, continued downward pricing pressure and higher warranty expense. Warranty expense increased $0.6 million, primarily related to a $0.5 million benefit from the reversal of warranty reserves from analog technology that was transitioned to digital technology during the three months ended June 30, 2009, which did not occur in the comparable 2010 period. Product gross margin for the three months ended June 30, 2010 and 2009 included stock-based compensation expense of $0.4 million and $0.3 million, respectively.
     Product gross margin for the six months ended June 30, 2010 was 43.8% compared to 53.7% for the six months ended June 30, 2009. This decrease was primarily due to a higher concentration of revenues being generated from lower margin hardware products and continued downward pricing pressure. Warranty expense increased $0.3 million, primarily related to a $0.5 million benefit from the reversal of warranty reserves related to analog products during the three months ended June 30, 2009. Product gross margin for the six months ended June 30, 2010 and 2009 included stock-based compensation expense of $0.7 million and $0.6 million, respectively.
     Services Gross Margin. Services gross margin for the three months ended June 30, 2010 was 69.0% compared to 81.5% for the three months ended June 30, 2009. The decrease was primarily due to a $7.0 million decrease in service revenues, primarily attributable to a $5.6 million recognition of deferred service revenues from analog technology that was transitioned to digital technology with no related cost of service during the three months ended June 30, 2009, which did not occur in the comparable 2010 period. Services gross margin for the three months ended June 30, 2010 and 2009 included stock-based compensation expense of $0.3 million and $0.2 million, respectively.
     Services gross margin for the six months ended June 30, 2010 was 63.2% compared to 76.5% for the six months ended June 30, 2009. The decrease was primarily due to a $9.6 million decrease in service revenues, primarily attributable to a $5.6 million recognition of deferred service revenues from analog technology that was transitioned to digital technology with no related cost of service during the six months ended June 30, 2009, which did not occur in the comparable 2010 period. Services gross margin for the three months ended June 30, 2010 and 2009 included stock-based compensation expense of $0.5 million and $0.4 million, respectively.
Operating Expenses
     Research and Development. Research and development expense was $13.1 million for the three months ended June 30, 2010, or 49.7% of net revenues, compared to $11.1 million for the three months ended June 30, 2009, or 28.5% of net revenues. The increase in absolute dollars was primarily due to a $0.8 million increase in independent contractor costs in Tel Aviv, Israel to accelerate certain new products to market. Salary and related benefits increased by $0.6 million due to an 18.7% increase in headcount, primarily in Shenzhen, China. Research and development expense for the three months ended June 30, 2010 and 2009 included stock-based compensation expense of $1.4 million and $1.2 million, respectively.
     Research and development expense was $26.6 million for the six months ended June 30, 2010, or 45.4% of net revenues, compared to $22.6 million for the six months ended June 30, 2009, or 27.3% of net revenues. The increase in absolute dollars was primarily due to a $1.9 million increase in independent contractor costs, a $1.0 million increase in compensation expense related to an increase in headcount, and a $0.5 million increase in stock-based compensation expense. Research and development expense for the six months ended June 30, 2010 and 2009 included stock-based compensation expense of $2.7 million and $2.2 million, respectively.
     Sales and Marketing. Sales and marketing expense was $6.0 million for the three months ended June 30, 2010, or 22.7% of net revenues, compared to $5.9 million for the three months ended June 30, 2009, or 15.0% of net revenues. Sales and marketing expense for both the three months ended June 30, 2010 and 2009 included stock-based compensation expense of $0.6 million.
     Sales and marketing expense was $12.0 million for the six months ended June 30, 2010, or 20.5% of net revenues, compared to $12.3 million for the three months ended June 30, 2009, or 14.8% of net revenues. The decrease in absolute dollars was primarily due to $0.4 million decrease in compensation expense, which was attributable to a reduction in headcount, partially offset by an increase of $0.2 million in stock-based compensation expense. Sales and marketing expense for the six months ended June 30, 2010 and 2009 included stock-based compensation expense of $1.3 million and $1.1 million, respectively.
     General and Administrative. General and administrative expense was $4.0 million for the three months ended June 30, 2010, or 15.2% of net revenues, compared to $5.0 million for the three months ended June 30, 2009, or 12.8% of net revenues. The decrease was primarily due to a $0.4 million decrease in salary and related benefits and a $0.3 million decrease in litigation-related activities. General and administrative expense for the three months ended June 30, 2010 and 2009 included stock-based compensation expense of $1.0 million and $1.2 million, respectively.
     General and administrative expense was $8.5 million for the six months ended June 30, 2010, or 14.6% of net revenues, compared to $9.5 million for the six months ended June 30, 2009, or 11.5% of net revenues. The decrease was primarily due to a $0.5 million decrease in bonus expense as a result of a decline in our financial performance, and a $0.5 million decrease in litigation-related activities. General and administrative expense for the six months ended June 30, 2010 and 2009 included stock-based compensation expense of $2.2 million and $2.3 million, respectively.
     Restructuring Charges. Restructuring charges were $1.0 million for the three and six months ended June 30, 2010 and zero and $1.4 million for the three and six months ended June 30, 2009, respectively. The 2010 charges included $0.7 million related to a restructuring plan pursuant to which employees and subcontractors were terminated, and $0.3 million to fully reserve for a facility vacated in October 2007, which we no longer believe we can sublease. The 2009 restructuring charges included $0.7 million related to a restructuring plan pursuant to which employees were terminated and $0.7 million related to lower projected sublease income for a facility vacated in October 2007.
Interest Income
     Interest income was $0.3 million for the three months ended June 30, 2010 compared to $0.7 million for the three months ended June 30, 2009. Interest income was $0.9 million for the six months ended June 30, 2010 compared to $1.6 million for the six months ended June 30, 2009. The decreases in interest income were primarily attributable to lower interest rates. Our cash, cash equivalents and marketable securities decreased $10.2 million to $163.1 million as of June 30, 2010 from $173.3 million as of June 30, 2009.
Other (expense) income, net
     Other (expense) income, net, which consists primarily of foreign exchange gains (losses), was an expense of $95,000 for the three months ended June 30, 2010 compared to income of $130,000 for the three months ended June 30, 2009. Other (expense) income, net, was an expense of $0.2 million for the six months ended June 30, 2010 compared to an expense of $93,000 for the six months ended June 30, 2009.

(Benefit from) provision for income taxes
     Income tax benefit for the three months ended June 30, 2010 was $0.3 million, or 3.2%, on a pre-tax loss of $10.0 million, compared to tax expense of $0.3 million, or 9.4%, on pre-tax income of $3.4 million for the three months ended June 30, 2009. The benefit for the three months ended June 30, 2010 was primarily related to the release of reserves pertaining to the Israeli tax provisions upon finalization of the tax audit for fiscal years from 2004 through 2007. Income tax benefit for the six months ended June 30, 2010 was $0.2 million, or 0.8%, on a pre-tax loss of $18.6 million, compared to tax expense of $0.5 million, or 9.3%, on pre-tax income of $5.9 million for the six months ended June 30, 2009. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to the differential in foreign tax rates on cost-plus foreign jurisdictions, non deductible stock compensation expense, other currently non-deductible items, movement in our valuation allowance and various discrete items.
     We maintained a valuation allowance as of June 30, 2010 against certain of our deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
     We had gross unrecognized tax benefits of approximately $2.7 million and $3.4 million as of June 30, 2010 and December 31, 2009, respectively. We expect the unrecognized tax benefits to remain unchanged for the next 12 months.
     Our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change since December 31, 2010. Our major tax jurisdictions are the U.S. and Israel. The tax years 2000 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2007 through 2009 remain open and subject to examination by the appropriate governmental agencies in Israel.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of June 30, 2010, we had no long-term debt outstanding.
Cash Flow
     Cash, cash equivalents and marketable securities. We had approximately $163.1 million of cash, cash equivalents, and marketable securities as of June 30, 2010 compared to $171.9 million as of December 31, 2009. The decrease was primarily due to net cash used in operating activities in the six months ended June 30, 2010, as we continued to invest in our development efforts in support of new solutions, which have not generated significant cash to date. Marketable securities consist principally of corporate debt securities, commercial paper and securities of U.S. agencies with remaining time to maturity of two years or less.
Operating activities
     The key line items affecting cash from operating activities were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Net (loss) income	$(18,410)	$5,357
Add back non-cash charges	11,592	11,118

Net (loss) income before non-cash charges (1)	(6,818)	16,475
Decrease in accounts receivable	11,851	13,214
(Increase) decrease in inventories, net	(2,770)	478
Decrease in deferred revenues	(3,850)	(20,740)
Decrease in accounts payable and accrued and other liabilities	(7,544)	(8,652)
Other, net	1,528	(1,947)

Net cash used in operating activities	$(7,603)	$(1,172)

(1)	Non-cash charges primarily related to stock-based compensation and depreciation of property and equipment.
     Our operating activities used cash of $7.6 million for the six months ended June 30, 2010. This was primarily due to our $6.8 million net loss before non-cash charges and a $7.5 million decrease in accounts payable and accrued and other liabilities primarily due to lower purchasing and timing of payments in 2010, partially offset by a decrease in accounts receivable of $11.9 million following strong customer collections. Our operating activities used cash of $1.2 million for the six months ended June 30, 2009. This was primarily due to a decrease in deferred revenues of $20.7 million as a result of customer acceptance activity for a number of roll outs during the six months ended June 30, 2009. This decrease was offset by income before non-cash charges of $16.5 million and a decrease in accounts receivable of $13.2 million mainly as a result of customer collections.

     Investing Activities
     Our investing activities provided cash of $14.4 million for the six months ended June 30, 2010, primarily from maturities and sales, net of purchases, of marketable securities of $16.7 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $2.4 million. Our investing activities used cash of $16.7 million for the six months ended June 30, 2009, primarily from purchases, net of maturities and sales, of marketable securities, of $13.5 million, the purchase of property and equipment, primarily computer and engineering equipment of $2.1 million, and the purchase of a software license of $1.2 million.
     Financing Activities
     Our financing activities provided cash of $1.3 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively, through the exercise of stock options under our equity incentive plans and sale of stock under our employee stock purchase plan.
     Liquidity and Capital Resource Requirements
     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the networking industry is capital intensive. In order to remain competitive, we must constantly evaluate the need to make significant investments in products and in research and development. We may seek additional equity or debt financing from time to time to maintain or expand our product lines or research and development efforts, or for other strategic purposes such as acquisitions. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and the timing of any strategic acquisitions. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.
Contractual Obligations and Commitments
     Our contractual obligations as of June 30, 2010 were as follows (in thousands):

	Payments due by December 31:
	Total	2010	2012	2014	Thereafter

Purchase obligations (1)	$15,315	$15,315	$—	$—	$—
Operating lease obligations (2)	7,220	1,698	5,227	295	—

Total obligations	$22,535	$17,013	$5,227	$295	$—

(1)	Purchase obligations comprise firm non-cancellable agreements to purchase inventory.

(2)	Operating lease obligations are net of $1.1 million sublease rentals from a portion of our Tel Aviv facility.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Effects of Inflation
     Our monetary assets, consisting primarily of cash, marketable securities and receivables, are not materially affected by inflation because they are short-term in duration. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that the impact of inflation on the replacement costs of our equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and operating expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products and services offered by us.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Sensitivity
     The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of June 30, 2010, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S.

government and agency securities. If overall interest rates fell 10% for the three months ended June 30, 2010, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.
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
     Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging of the Israeli New Shekel, would have resulted in an increase in our loss before taxes of approximately $0.8 million for the three months ended June 30, 2010.
     We continue to hedge our projected exposure to exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel, and accordingly, we do not anticipate that these fluctuations will have a material impact on our financial results for the three months ending June 30, 2010. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short-term in nature, a long-term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.
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
Changes in Internal Control over Financial Reporting
     During the three months ended June 30, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Since 2009, we have seen reduced capital spending by our customers for our key products. Any continued slowdown or delay in the capital spending by service providers for our products as a result of any of the above factors would likely have a significant adverse impact on our quarterly revenue and net losses.
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
     Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside our control. These factors include:
•	market acceptance of new or existing products offered by us or our customers;

•	the level and timing of capital spending by our customers;

•	the timing, mix and amount of orders, especially from significant customers;

•	the level of our deferred revenue balances;

•	changes in market demand for our products;

•	our mix of products sold;

•	the mix of software and hardware products sold;

•	our unpredictable and lengthy sales cycles, which typically range from six to eighteen months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and result in delays in recognizing revenue;

•	our ability to design, install and receive customer acceptance of our products;

•	materially different acceptance criteria in key customers’ agreements, which can result in large amounts of revenue being recognized, or deferred, as the different acceptance criteria are applied to large orders;

•	new product introductions by our competitors;

•	competitive market conditions, including pricing actions by our competitors;

•	our ability to complete complex development of our software and hardware on a timely basis;

•	unexpected changes in our operating expenses;

•	the impact of new accounting, income tax and disclosure rules;

•	the cost and availability of components used in our products;

•	the potential loss of key manufacturer and supplier relationships; and

•	changes in domestic and international regulatory environments.
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
     Historically, a large portion of our sales have been to a limited number of large customers. Our five largest customers accounted for approximately 73% of our net revenues for the six months ended June 30, 2010, compared to 78% of our net revenues for the six months ended June 30, 2009. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the six months ended June 30, 2010. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the six months ended June 30, 2009. We believe that for the foreseeable future our net revenues will be concentrated in a limited number of large customers.
     We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions, more cautious spending patterns due to the ongoing economic uncertainty or other factors) is likely to have a material negative impact on our operating results. For example, Verizon slowed the rollout of its FiOS system in 2009, which will continue to negatively impact our revenues. In addition, as the consolidation of ownership of cable MSOs and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation due to the significant capital costs of constructing video, voice and data networks and for other reasons. Further business combinations may occur in our customer base, which will likely result in our customers gaining increased purchasing leverage over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.
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

     For these and other reasons, our sales cycles are generally between six and eighteen months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter or subsequent quarters could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders.
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
     Historically, we have had relatively high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. However, our deferred revenue balance as of June 30, 2010 was lower than December 31, 2009. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility and harm our stock price.
We have been unable to achieve sustained profitability, which could harm the price of our stock.
     Historically, we have experienced significant operating losses and we were not profitable in the six months ended June 30, 2010. If we fail to achieve or sustain profitability in the future, it will harm our long-term business and we may not meet the expectations of the investment community, which would have a material adverse impact on our stock price.

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
     Our product development efforts require substantial research and development expense, as we develop new technology, including the BigBand MSP2000 and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these solutions. Our research and development expense was $13.1 million for the three months ended June 30, 2010, and there can be no assurance that we will achieve an acceptable return on our research and development efforts, and no assurance that we will be able to deliver our solutions in time to achieve market acceptance.
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
     We have generated significant revenues from a single telecommunications company. Our ability to grow will depend on our selling video products to additional telecommunications companies. Although a number of our existing products are being deployed in telecom networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecommunications company customers, each of which will require significant time and financial commitment. These efforts may not be successful in the near future, or at all. If technological advancements allow telecommunications companies to provide video services without upgrading their current system infrastructure or provide them a more cost-effective method of delivering video services than our products, projected sales of our video products will suffer. Even if these providers choose our video solutions, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.
     Selling successfully to additional telecommunication companies will be a significant challenge for us. Several of our largest competitors have mature customer relationships with many of the largest telecommunications companies, while we have limited experience with sales and marketing efforts designed to reach these potential customers. In addition, telecommunications companies face specific network architecture and legacy technology issues that we have only limited expertise in addressing. If we fail to penetrate the telecommunications market successfully, our growth in revenues and our operating results would likely be adversely impacted.
We anticipate that our gross margins will fluctuate with changes in our product mix and we expect decreases in the average selling prices of our hardware and software products, which will adversely impact our operating results.
     Our product gross margins declined for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. For example, our master agreement with Verizon provides for contractually-negotiated annual price reductions. Additionally, our failure to develop and introduce new products on a timely basis would likely contribute to a decline in our gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.
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
     In the past several years, including this year, we have undertaken several reductions in force, experienced a number of changes in our executive management (including the recent departures of our chief operating officer, chief financial officer and the senior vice president of worldwide sales) and implemented other cost reduction measures. Effectively managing our business with reduced headcount and expenses in some areas will likely place increased strain on our existing resources. In particular, the departure of our chief operating officer and the senior vice president of worldwide sales in March 2010 (neither of which we replaced) has placed place additional strain on our existing team and there can be no assurance that the departure of these officers will not disrupt our business operations, customer relationships or other matters. In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future, such growth will result in increased responsibilities for our management personnel. Managing any future growth will require substantial resources that we may not have or otherwise be able to obtain.
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
     International sales represented 10.8% of our net revenues for the six months ended June 30, 2010 compared to 14.7% for six months ended June 30, 2009. Our international sales depend on our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.
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

     As of June 30, 2010, approximately 82% of our research and development headcount was located outside the U.S., primarily in Israel and increasingly in China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or could take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.
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
     A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of June 30, 2010, we had 166 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at this facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.
     In addition, most of our employees in Israel are obligated to perform annual reserve duty in the Israeli Defense Forces and several have been called for active military duty in connection with intermittent hostilities over the years. Should hostilities in the region escalate again, some of our employees would likely be called to active military duty, possibly resulting in interruptions in our sales and development efforts and other impacts on our business and operations, which we cannot currently assess.
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

     As of June 30, 2010, we had $33.1 million in cash and cash equivalents and $130.0 million in investments in marketable debt securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.
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
Date: August 9, 2010

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