Form 10-Q
period 2010-09-30
BigBand Networks, Inc.
filed 2010-11-08
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐ (Do not check if Smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2010, 69,108,695 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2010
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except per share data)

	As of	As of
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,108	$24,894
Marketable securities	141,146	147,014
Accounts receivable, net of allowance for doubtful accounts of $17 and $56 as of September 30, 2010 and December 31, 2009, respectively	5,709	18,495
Inventories, net	11,879	4,933
Prepaid expenses and other current assets	3,845	6,177

Total current assets	173,687	201,513
Property and equipment, net	9,165	11,417
Goodwill	1,656	1,656
Other non-current assets	7,399	9,002

Total assets	$191,907	$223,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,668	$9,483
Accrued compensation and related benefits	5,234	5,023
Current portion of deferred revenues, net	21,031	32,428
Current portion of other liabilities	4,236	7,083

Total current liabilities	39,169	54,017
Deferred revenues, net, less current portion	9,251	12,438
Other liabilities, less current portion	1,819	2,642
Accrued long-term Israeli severance pay	4,691	4,215
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of September 30, 2010 and December 31, 2009; 69,095 and 67,138 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	69	67
Additional paid-in-capital	295,912	283,704
Accumulated other comprehensive income	279	124
Accumulated deficit	(159,283)	(133,619)

Total stockholders’ equity	136,977	150,276

Total liabilities and stockholders’ equity	$191,907	$223,588

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues:
Products	$16,261	$12,647	$57,747	$68,795
Services	10,490	9,555	27,632	36,321

Total net revenues	26,751	22,202	85,379	105,116

Cost of net revenues:
Products	10,208	8,211	33,534	34,193
Services	2,872	2,885	9,181	9,169

Total cost of net revenues	13,080	11,096	42,715	43,362

Gross profit	13,671	11,106	42,664	61,754

Operating expenses:
Research and development	12,432	11,698	39,034	34,308
Sales and marketing	4,483	6,009	16,531	18,313
General and administrative	4,024	4,612	12,560	14,109
Restructuring (credits) charges	(139)	—	900	1,356
Class action litigation charges	—	—	—	477

Total operating expenses	20,800	22,319	69,025	68,563

Operating loss	(7,129)	(11,213)	(26,361)	(6,809)
Interest income	225	544	1,077	2,137
Other (expense) income, net	(134)	31	(317)	(62)

Loss before provision for income taxes	(7,038)	(10,638)	(25,601)	(4,734)
Provision for income taxes	216	220	63	767

Net loss	$(7,254)	$(10,858)	$(25,664)	$(5,501)

Basic net loss per common share	$(0.11)	$(0.16)	$(0.38)	$(0.08)

Diluted net loss per common share	$(0.11)	$(0.16)	$(0.38)	$(0.08)

Shares used in basic net loss per common share	68,853	66,368	68,067	65,666

Shares used in diluted net loss per common share	68,853	66,368	68,067	65,666

See accompanying notes.

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months ended September 30,
	2010	2009
Cash Flows from Operating activities
Net loss	$(25,664)	$(5,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	5,173	6,428
Amortization of software license	625	208
Write-off of software license	1,458	—
Loss on disposal of property and equipment	406	103
Stock-based compensation	10,673	10,298
Tax benefit from exercise of stock options	—	(17)
Net settled unrealized losses on cash flow hedges	—	348
Change in operating assets and liabilities:
Decrease in accounts receivable	12,786	2,419
(Increase) decrease in inventories, net	(6,946)	1,255
Decrease (increase) in prepaid expenses and other current assets	2,456	(121)
Increase in other non-current assets	(480)	(605)
(Decrease) increase in accounts payable	(815)	698
Increase in long-term Israeli severance pay	476	322
Decrease in accrued and other liabilities	(3,323)	(8,095)
Decrease in deferred revenues	(14,584)	(18,713)

Net cash used in operating activities	(17,759)	(10,973)

Cash Flows from Investing activities
Purchase of marketable securities	(149,356)	(119,204)
Proceeds from maturities of marketable securities	132,849	100,106
Proceeds from sale of marketable securities	22,270	8,500
Purchase of property and equipment	(3,376)	(2,983)
Proceeds from sale of property and equipment	49	—
Decrease in restricted cash	—	223
Purchase of software license	—	(2,500)

Net cash provided by (used in) investing activities	2,436	(15,858)

Cash Flows from Financing activities
Proceeds from issuance of common stock	1,537	3,360
Tax benefit from exercise of stock options	—	17

Net cash provided by financing activities	1,537	3,377

Net decrease in cash and cash equivalents	(13,786)	(23,454)
Cash and cash equivalents as of beginning of period	24,894	50,981

Cash and cash equivalents as of end of period	$11,108	$27,527

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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2010, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2010 (Form 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Form 10-K.
     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC as permitted by such rules. Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future period.
     There have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2010 compared to the significant accounting policies described in the Company’s Form 10-K.
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
     Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation, program management and training) and product revenues, net of the associated costs. Deferred product revenues generally relate to acceptance provisions that have not been met or partial shipment or when the Company does not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of net revenues.
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
     Marketable securities consist principally of corporate debt securities, commercial paper, securities of U.S. agencies and certificates of deposit, with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of September 30, 2010, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.
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

     Fair Value of Financial Instruments
     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, derivatives used in the Company’s hedging program, accounts payable, other accrued liabilities, other long-term liabilities and the Israeli severance pay fund assets approximate their fair value.
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
     The Company’s customers are impacted by several factors, including an industry downturn and tightening of access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts receivable related to large customers. The Company had three customers which individually had an accounts receivable balance of greater than 10% of the Company’s total accounts receivable balance as of both September 30, 2010 and December 31, 2009.
     The Company recognized revenues from three customers that were 10% or greater of the Company’s total net revenues for the three months ended September 30, 2010 compared to four customers for the three months ended September 30, 2009. The Company recognized revenues from three customers that were 10% or greater of the Company’s total net revenues for the nine months ended September 30, 2010 compared to two customers for the nine months ended September 30, 2009.
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
     Impairment of Long-Lived Assets
     The Company periodically evaluates whether changes have occurred that require revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The Company wrote off approximately $1.5 million related to a capitalized software license during the three months ended September 30, 2010, as further described in note 5 under other non-current assets, as there were no material estimated future revenues for this technology in the near term.
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
     Income Taxes
     The Company follows ASC 740 Income Taxes, which requires the use of the liability method of accounting for income taxes. The liability method computes income taxes based on a projected effective tax rate for the full calendar year. For example, the effective tax rate for the nine months ended September 30, 2010 will be based on the projected effective tax rate for the year ending December 31, 2010. The liability method includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.
     Foreign Currency Derivatives
     The Company has expenses, assets and liabilities denominated in currencies other than the U.S. dollar that are subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. A foreign currency risk management program was established by the Company to help protect against the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
     The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, on occurrence of the forecasted transaction, is subsequently reclassified to the consolidated statement of operations, primarily in research and development expenses. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net. For the three and nine months ended September 30, 2010 and 2009, the ineffective potion was not material. These derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of September 30, 2010 will settle by March 31, 2011.
     Prior to June 30, 2010, the Company entered into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than its functional currency, which is the U.S. dollar. The Company did not have any such transactions outstanding as of September 30, 2010. The Company recognized these derivative instruments as either assets or liabilities on the consolidated balance sheet at fair value. These forward exchange contracts were not accounted for as hedges; therefore, changes in the fair value of these instruments were recorded as other income (expense), net in the consolidated statement of operations. As of December 31, 2009, the notional amount of these derivative instruments was $1.3 million, with an unrealized fair value loss of $3,000 included in other current liabilities on the Company’s condensed consolidated balance sheet. These derivative instruments generally had maturities of 90 days. Gains and losses on these contracts were intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, did not subject the Company to material balance sheet risk.
     All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS 27,000	ILS 27,000

Notional amount of currency option contracts: U.S. dollars	$7,349	$7,454

Unrealized gains (losses) included in accumulated other comprehensive income on condensed consolidated balance sheets:
Unsettled — primarily included as other current assets (liabilities)	$113	$(147)
Settled — underlying derivative was settled but forecasted transaction has not occurred	(4)	(4)

Total unrealized gains (losses) included in accumulated other comprehensive income	$109	$(151)

     The change in accumulated other comprehensive income from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Accumulated other comprehensive loss related to cash flow hedges as of beginning of period	$(151)	$(621)
Changes in settled and unsettled portion of cash flow hedges	31	(288)

	(120)	(909)
Less:
Changes in cash flow hedges: Loss reflected in condensed consolidated statement of operations	(229)	(1,039)

Accumulated other comprehensive income related to cash flow hedges as of end of period	$109	$130

     Stock-based Compensation
     The Company applies the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation (ASC 718). Stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis. The Company does not capitalize any stock-based compensation.
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
3. Basic and Diluted Net Loss per Common Share
     The computation of basic and diluted net loss per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(7,254)	$(10,858)	$(25,664)	$(5,501)

Denominator:
Weighted average shares used in basic and diluted net loss per common share	68,853	66,368	68,067	65,666

Basic and diluted net loss per common share	$(0.11)	$(0.16)	$(0.38)	$(0.08)

     As of September 30, 2010 and 2009, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of net loss per common share for the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of September 30,
	2010	2009
Stock options outstanding	12,003	11,649
Restricted stock units	3,443	2,855
Employee stock purchase plan shares	274	269
Warrants to purchase common stock	—	268
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
     The Company’s fair value measurements of its financial assets as of September 30, 2010 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$—	$72,018	$—	$72,018
U.S. Agency debt securities	—	52,943	—	52,943
Commercial paper	—	15,985	—	15,985
Certificates of deposit	200	—	—	200

	200	140,946	—	141,146

Cash equivalents:
Money market funds	3,402	—	—	3,402
Commercial paper	—	2,000	—	2,000

	3,402	2,000	—	5,402

Total cash equivalents and marketable securities	$3,602	$142,946	$—	146,548

Cash balances				5,706
Total cash, cash equivalents and marketable securities				$152,254

     The Company’s fair value measurements of its financial assets as of December 31, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$—	$70,819	$—	$70,819
U.S. Agency debt securities	1,265	63,014	—	64,279
Commercial paper	—	7,393	—	7,393
Certificates of deposit	4,523	—	—	4,523

	5,788	141,226	—	147,014
Cash equivalents:
Money market funds	12,527	—	—	12,527
Corporate debt securities	—	181	—	181
Commercial paper	—	1,000	—	1,000

	12,527	1,181	—	13,708

Total fair value	$18,315	$142,407	$—	160,722

Cash balances				11,186
Total cash, cash equivalents and marketable securities				$171,908

     In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $4.1 million and $3.6 million as of September 30, 2010 and December 31, 2009, respectively.
5. Balance Sheet Data
     Marketable Securities
     Marketable securities included available-for-sale securities as follows (in thousands):

	As of September 30, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$71,858	$181	$(21)	$72,018
U.S. Agency debt securities	52,933	17	(7)	52,943
Commercial paper	15,985	1	(1)	15,985
Certificates of deposit	200	—	—	200

Total marketable securities	$140,976	$199	$(29)	$141,146

	As of December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Corporate debt securities	$70,569	$288	$(38)	$70,819
U.S. Agency debt securities	64,256	70	(47)	64,279
Commercial paper	7,394	—	(1)	7,393
Certificates of deposit	4,520	4	(1)	4,523

Total marketable securities	$146,739	$362	$(87)	$147,014

     The fair value of investments showing unrealized losses (none of which had been in a continuous loss position for more than nine months) was $39.2 million and $54.0 million as of September 30, 2010 and December 31, 2009, respectively. The contractual maturity date of the available-for-sale securities was as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Due within one year	$106,310	$107,449
Due within one to two years	34,836	39,565

Total marketable securities	$141,146	$147,014

     Inventories, Net
     Inventories were $11.9 million and $4.9 million as of September 30, 2010 and December 31, 2009, respectively, and were comprised entirely of finished goods.
     Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Taxes receivable	$1,040	$2,969
Interest receivable	1,038	1,070
Prepaid maintenance	783	981
Other	984	1,157

Total prepaid expenses and other current assets	$3,845	$6,177

     Property and Equipment, Net
     Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Engineering and other equipment	$27,089	$30,129
Computers, software and related equipment	17,317	19,942
Leasehold improvements	5,373	5,897
Office furniture and fixtures	1,115	1,132

	50,894	57,100
Less: accumulated depreciation	(41,729)	(45,683)

Total property and equipment, net	$9,165	$11,417

     Goodwill
     Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of both September 30, 2010 and December 31, 2009. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company considered several factors including its management structure and the nature of its operations and concluded that it has only one reporting unit. Consistent with this determination, it reviewed the carrying amount of this unit compared to its fair value based on quoted market prices of the Company’s common stock. Following this approach, through September 30, 2010, no impairment losses have been recognized.
     Other Non-current Assets
     Other non-current assets were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Israeli severance pay	$4,136	$3,648
Security deposit	2,021	1,962
Restricted cash	583	583
Deferred tax assets	460	449
Software license	—	2,083
Other	199	277

Total other non-current assets	$7,399	$9,002

     Software license in the above table comprised a quadrature amplitude modulation (QAM) edge resource management technology license purchased for $2.5 million by the Company on June 30, 2009, which was being amortized on a straight line basis over an estimated useful life of three years. During the three months ended September 30, 2010, the Company recorded an expense to cost of net product revenues of $1.5 million, which was the net book value of the QAM purchased software as of September 30, 2010, as there were no material estimated future revenues for this technology in the near term.
     Deferred Revenues, Net
     Deferred revenues, net were as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Deferred service revenues, net	$24,748	$27,252
Deferred product revenues, net	5,534	17,614

Total deferred revenues, net	30,282	44,866
Less current portion of deferred revenues, net	(21,031)	(32,428)

Deferred revenues, net, less current portion	$9,251	$12,438

     Other Liabilities
     Other liabilities were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Accrued warranty	$1,446	$2,068
Foreign, franchise and other income tax liabilities	1,329	2,198
Rent and restructuring liabilities	1,240	1,581
Accrued professional fees	660	462
Customer prepayments	224	816
Sales and use tax payable	200	1,310
Other	956	1,290

Total other liabilities	6,055	9,725
Less current portion of other liabilities	(4,236)	(7,083)

Other liabilities, less current portion	$1,819	$2,642

     Accrued Warranty
     Activity related to product warranty was as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance as of beginning of period	$2,068	$3,381
Warranty charges	355	277
Utilization of warranty	(691)	(767)
Other adjustments	(286)	(739)

Balance as of end of period	1,446	2,152
Less current portion of accrued warranty	(731)	(1,148)

Accrued warranty, less current portion	$715	$1,004

As part of the transition to all digital broadcasting from analog transmission, the Company recorded a $0.5 million benefit from the reversal of warranty reserves related to the decommissioned analog products in the nine months ended September 30, 2009. The reversal of this warranty reserve was recorded as a reduction of the Company’s cost of net product revenues, and is included in the above table in other adjustments.

6. Restructuring Charges
     May 2010 Restructuring Plan
     On May 4, 2010, the Audit Committee under designation of the Board of Directors authorized a restructuring plan pursuant to which the Company terminated a portion of its workforce. In connection with this restructuring plan, the Company recorded restructuring charges of $0.7 million in the three months ended June 30, 2010.
     February 2009 Restructuring Plan
     On February 9, 2009, the Audit Committee under designation of the Board of Directors authorized a restructuring plan pursuant to which employees were terminated. This plan was made in response to market and economic conditions. In connection with this restructuring plan, the Company recorded restructuring charges of $0.7 million in the three months ended March 31, 2009.
     October 2007 Restructuring Plan
     On October 29, 2007, the Audit Committee under designation of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s cable modem termination system product line pursuant to which employees were terminated and facilities were vacated. During the three months ended June 30, 2010, the Company recorded a $0.3 million charge to adjust this restructuring liability for changes in estimated sublease rentals. In three months ended September 30, 2010, the Company finalized an agreement to sublease a portion of the vacated facility and recorded a credit of $139,000 related to the estimated sublease rental income. Inclusive of the 2010 adjustments, the Company has recorded $2.5 million, $2.0 million and $0.2 million of cumulative charges for severance, vacated facilities and other costs, respectively.
     Summary of Restructuring Plans
     All of the restructuring plans were essentially complete as of September 30, 2010. Restructuring activity for the nine months ended September 30, 2010 was as follows (in thousands):

	Balance as of			Balance as of
	December 31,		Cash	September 30,
	2009	Charges	Payments	2010
Vacated facilities	$894	$208	$(394)	$708
Severance	—	692	(645)	47

Total restructure liability	$894	$900	$(1,039)	$755

Less restructuring liability, current portion				(515)

Restructuring liability, less current portion				$240

     The long term portion of the restructuring liability relates to the vacated facilities that will be paid through March 2012.
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
     Securities Litigation
     In connection with the settlement of the Company’s federal securities litigation (In re BigBand Networks, Inc. Securities Litigation, Case No. C07-5101-SBA) as ordered by the U.S. District Court for the Northern District of California on September 22, 2009, the related shareholder derivative lawsuit (Ifrah v. Bassan-Eskenazi, et. al., Case No. 468401) was dismissed by the Superior Court for the County of San Mateo, California on September 23, 2009, and the state securities litigation (Wiltjer v. Bassan-Eskenazi, et. al., Case No. CGC-07-469661) was dismissed by the Superior Court for the City and County of San Francisco on October 27, 2009. As of September 30, 2010 and December 31, 2009, the Company had no further significant obligations under these lawsuits.

8. Stockholders’ Equity
     The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of net revenues	$546	$562	$1,722	$1,521
Research and development	1,257	1,346	3,944	3,566
Sales and marketing	424	687	1,735	1,751
General and administrative	1,063	1,210	3,272	3,460

Total stock-based compensation	$3,290	$3,805	$10,673	$10,298

     Equity Incentive Plans
     Since March 15, 2007, the Company has granted all options and restricted stock units (RSUs) under its 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan allows the Company to award incentive and non-qualified stock options, restricted stock, RSUs and stock appreciation rights to employees, officers, directors and consultants of the Company. Options under the 2007 Plan are granted at an exercise price that equals the closing value of the Company’s common stock on the date of grant, generally are exercisable in installments vesting over a four-year period and generally have a maximum term of ten years from the date of grant. The Company issues new shares for all transactions with employees.
     The Company has options outstanding under its 1999, 2001 and 2003 share option and incentive plans. Cancelled or forfeited stock option grants under these plans are added to the total amount of shares available for grant under the 2007 Plan.
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

Shares
Available as of December 31, 2009	7,495
Authorized shares added	3,357
Options and RSU cancelled	2,911
Options and RSU granted	(5,315)

Available as of September 30, 2010	8,448

     Stock Options
     Data pertaining to stock option activity was as follows (in thousands, except per share and period data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding as of December 31, 2009	12,115	$4.33	6.99	$7,621
Granted	2,932	2.96
Exercised	(814)	1.08		$1,639
Cancelled	(2,230)	5.55

Outstanding as of September 30, 2010	12,003	$3.98	6.83	$4,205

Vested and expected to vest, net of forfeitures	11,676	$4.00	6.76	$4,204

     The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the period, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the period have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $2.84 per share and $3.44 per share as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, total unrecognized stock compensation expense relating to unvested stock options, adjusted for estimated forfeitures, was $12.9 million. This amount is expected to be recognized over a weighted-average period of 2.8 years.

     Restricted Stock Units
     RSU grants under the 2007 Plan generally vest in increments over two to four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. RSUs expected to vest reflect an estimated forfeiture rate. The Company’s RSU activity was as follows (in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Grant-Date	Contractual Life	Intrinsic
	Stock Units	Fair Value	(Years)	Value
Unvested as of December 31, 2009	2,497	$5.58	1.77	$8,590
Granted	2,383	2.70
Vested	(756)	4.88		$2,135
Cancelled	(681)	4.61

Unvested as of September 30, 2010	3,443	$4.04	1.26	$9,780

Expected to vest, net of forfeitures	3,223	$4.04	1.22	$9,153

     As of September 30, 2010, total unrecognized stock compensation expense relating to unvested RSUs, adjusted for estimated forfeitures, was $10.8 million. This amount is expected to be recognized over a weighted-average period of 2.1 years.
     During the nine months ended September 30, 2010, the Company granted 447,000 RSUs to certain employees, some or all of which may vest based on achievement of 2010 incentive compensation plan targets, or be cancelled and returned to shares available for future issuance. The Company has not accrued any expense for these RSUs as of September 30, 2010 as it does not expect vesting to occur.
     The Company also granted 91,000 RSUs in June 2010 which vest in five years; however, vesting will accelerate if certain stock performance criteria are attained. The stock compensation expense for these RSUs is being recorded over their estimated vesting period and was immaterial for the three and nine months ended September 30, 2010.
     Employee Stock Purchase Plan
     Under the Company’s 2007 Employee Stock Purchase Plan (ESPP), employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP contains an evergreen provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $102,000 and $0.3 million for the three and nine months ended September 30, 2010, respectively. The Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively. Shares available for future issuance under the ESPP were as follows (in thousands):

Shares
Available as of December 31, 2009	2,477
Authorized shares added	1,343
Common shares issued	(265)

Available as of September 30, 2010	3,555

     Stock-Based Compensation Assumptions
     The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under ASC 718. This model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The fair value of each new option awarded was estimated on the grant date using the assumptions noted as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Options
Expected volatility	67%	74%	67-73%	73-75%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest	1.87%	2.80%	1.87-2.80%	2.00-2.80%
Expected dividends	0.0%	0.0%	0.0%	0.0%
ESPP
Expected volatility	—	—	40-61%	102-104%
Expected term	—	—	0.5 years	0.5 years
Risk-free interest	—	—	0.16-0.22%	0.32-0.74%
Expected dividends	—	—	0.0%	0.0%
     The computation of expected volatility is derived primarily from the Company’s weighted historical volatility following its IPO in March 2007 and to a lesser extent the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry. The risk-free interest factor is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. For all periods presented, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Estimates, including achievement of incentive compensation plan targets, are evaluated each reporting period and adjusted, if necessary, by recognizing the cumulative effect of the change in estimate on compensation costs recognized in prior year periods.
9. Segment Reporting
     The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues by geographical region were allocated based on the shipping destination of customer orders, and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$24,986	$20,294	$77,290	$90,962
Asia	1,152	1,164	5,713	8,802
Europe	342	524	1,485	3,777
Americas excluding United States	271	220	891	1,575

Total net revenues	$26,751	$22,202	$85,379	$105,116

     Long-lived assets, net of depreciation were as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
United States	$4,030	$6,286
Israel	4,395	4,728
Rest of World	740	403

Total long-lived assets, net	$9,165	$11,417

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
     Income tax expense was $63,000 and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rates for these periods differed from the U.S. federal statutory rate primarily due to the differential in foreign tax rates on cost-plus foreign jurisdictions, non deductible stock compensation expense, other currently non-deductible items, movement in the Company’s valuation allowance and various discrete items.
11. Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(7,254)	$(10,858)	$(25,664)	$(5,501)
Change in cash flow hedges	345	177	260	751
Change in unrealized gains (losses) on marketable securities	136	(34)	(105)	(141)

Comprehensive loss	$(6,773)	$(10,715)	$(25,509)	$(4,891)

     Accumulated other comprehensive income was as follows (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Net unrealized gains (losses) on cash flow hedges	$109	$(151)
Net unrealized gains on marketable securities	170	275

Total accumulated other comprehensive income	$279	$124

12. Subsequent Events
     On October 18, 2010, the Company’s stockholders approved a one-time voluntary stock option exchange program (Exchange Program) that will permit eligible employees to exchange certain outstanding stock options that are underwater for a lesser number of RSUs to be granted under the Company’s 2007 Plan and the Israeli Sub-plan thereunder. The Exchange Program will be open to all of the Company’s employees in the U.S., Israel, China, Hong Kong and Korea with outstanding stock options granted with an exercise price greater than or equal to $3.50. The exchange ratios will be as follows:

If the Exercise Price of an Eligible	The Exchange Ratio Would Be
Option is:	(Exchanged Options for One RSU):
$3.50 - $4.96	2.5-for-1
$4.97 - $5.98	3-for-1
$5.99 - $9.91	4-for-1
$9.92 and higher	5-for-1
     The Exchange Program commenced on October 21, 2010 and is expected to end on November 18, 2010. The new RSUs will vest (1) for previously vested options, over 27 months in three equal installments on the date that is 9 months, 18 months and 27 months following the RSU grant date, or (2) for unvested options, over 36 months in 12 equal installments on a quarterly basis following the RSU grant date. The Company does not believe the incremental stock compensation charge related to the Exchange Program will be material.

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
     Due to the concentrated nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. Within a given quarter, our revenues from our large customers can vary significantly based upon their budgetary cycles and implementation schedules. For the three months ended September 30, 2010 and 2009, we derived approximately 76% and 83%, respectively, of our net revenues from our top five customers. For the nine months ended September 30, 2010 and 2009, we derived approximately 75% and 76%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results. We often recognize a substantial portion of our revenues in the last month of a quarter, which limits our visibility to estimate future revenues, product mix and gross margins.
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

     Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software, hardware and services sold, and the average selling prices of our products. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we expect the average selling prices of our products to decline over time due to competitive pricing pressures, but we seek to minimize the impact to our gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer’s network, which can influence the amount and complexity of design, integration and installation services. Our overhead costs for our services are relatively fixed, and fluctuations of our service revenues impact our service gross margin, which historically has been higher than our product gross margin.
     Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel-related costs are the most significant component of our operating expenses. We expect our operating expenses to increase modestly in absolute dollars for the three months ending December 31, 2010 compared to the three months ended September 30, 2010, primarily due to modest growth in sales and marketing expense.
     Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Shenzhen, China; Westborough, Massachusetts and Redwood City, California. We expect our research and development expense to remain relatively flat in absolute dollars for the three months ending December 31, 2010 compared to the three months ended September 30, 2010, as we remain cautious about our spending in the near term.
     Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to increase modestly in absolute dollars for the three months ending December 31, 2010 compared to the three months ended September 30, 2010 related to growth in headcount and consultants.
     General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional services and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect general and administrative expense to remain relatively flat in the three months ending December 31, 2010, compared to the three months ended September 30, 2010, primarily due to increased legal fees related to a lawsuit we filed against Imagine Communications, Inc. alleging patent infringement.
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

Results of Operations
     The percentage relationships of the listed items from our condensed consolidated statements of operations as a percentage of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total net revenues	100.0%	100.0%	100.0%	100.0%
Total cost of net revenues	48.9	50.0	50.0	41.3

Total gross profit	51.1	50.0	50.0	58.7

Operating expenses:
Research and development	46.5	52.7	45.7	32.6
Sales and marketing	16.8	27.1	19.4	17.4
General and administrative	15.0	20.7	14.6	13.4
Restructuring (credits) charges	(0.5)	—	1.1	1.3
Class action litigation charges	—	—	—	0.5

Total operating expenses	77.8	100.5	80.8	65.2

Operating loss	(26.7)	(50.5)	(30.8)	(6.5)
Interest income	0.8	2.5	1.3	2.0
Other (expense) income, net	(0.4)	0.1	(0.5)	—

Loss before provision for income taxes	(26.3)	(47.9)	(30.0)	(4.5)
Provision for income taxes	0.8	1.0	0.1	0.7

Net loss	(27.1)%	(48.9)%	(30.1)%	(5.2)%

Net Revenues
     Total net revenues increased 20.5% to $26.8 million for the three months ended September 30, 2010 from $22.2 million for the three months ended September 30, 2009. The increase was due to a $3.6 million increase in product revenues and a $0.9 million increase in service revenues.
     Total net revenues decreased 18.8% to $85.4 million for the nine months ended September 30, 2010 from $105.1 million for the nine months ended September 30, 2009. The $19.7 million decrease was due to a $11.0 million decrease in product revenues and a $8.7 million decrease in service revenues.
     Revenues from our top five customers comprised approximately 76% and 83% of net revenues for the three months ended September 30, 2010 and 2009, respectively. Revenues from our top five customers comprised approximately 75% and 76% of net revenues for the nine months ended September 30, 2010 and 2009, respectively. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three and nine months ended September 30, 2010. Brighthouse, Comcast, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended September 30, 2009. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2009.
     Time Warner Cable represented slightly more than 30% of our net revenues for the three months ended September 30, 2010 compared to slightly less than 40% of our net revenues for the three months ended September 30, 2009. While net revenues from Time Warner Cable decreased as a percentage of total net revenues, they remained relatively flat in absolute dollars. For the nine months ended September 30, 2010, Time Warner Cable represented slightly less than 40% of our net revenues compared to slightly more than 30% for the nine months ended September 30, 2009. While net revenues from Time Warner Cable increased as a percentage of total net revenues for the nine months ended September 30, 2010, they remained relatively flat in absolute dollars.
     Cox Communications represented slightly more than 20% of our net revenues for the three months ended September 30, 2010, due to numerous Switched Digital Video deployments, compared to less than 10% of our net revenues for the three months ended September 30, 2009. For the nine months ended September 30, 2010, Cox Communications represented slightly more than 10% of our net revenues compared to less than 10% of our net revenues for the nine months ended September 30, 2009.

     Net revenues by geographical region based on the shipping destination of customer orders as a percentage of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	93.4%	91.4%	90.6%	86.5%
Asia	4.3	5.2	6.7	8.4
Europe	1.3	2.4	1.7	3.6
Americas excluding United States	1.0	1.0	1.0	1.5

Total net revenues	100.0%	100.0%	100.0%	100.0%

     Product Revenues. Product revenues increased to $16.3 million for the three months ended September 30, 2010 from $12.6 million for the three months ended September 30, 2009. The increase was primarily due to a $4.9 million increase in Switched Digital Video revenues, which was primarily attributable to deployment and expansion projects from our existing customers, partially offset by a decrease of $0.9 million in TelcoTV revenues, primarily due to a slowdown in the rollout of the FiOS system by Verizon, which we expect will continue for the three months ending December 31, 2010.
     Product revenues decreased to $57.7 million for the nine months ended September 30, 2010 from $68.8 million for the nine months ended September 30, 2009. The decrease was primarily due to a $7.7 million decrease in Switched Digital Video revenues and a $2.2 million decrease in TelcoTV revenues. This was partially offset by $0.6 million increase from new IPTV product offerings. Data revenues were zero for the nine months ended September 30, 2010 compared to $1.6 million for the nine months ended September 30, 2009, which was due to the retirement of our cable modem termination system platform products in October 2007.
     Service Revenues. Service revenues increased to $10.5 million for the three months ended September 30, 2010 from $9.6 million for the three months ended September 30, 2009. This increase was primarily due to a $0.6 million increase in Video customer support and maintenance revenues and a $0.6 million increase in video installation and training revenues.
     Service revenues decreased to $27.6 million for the nine months ended September 30, 2010 from $36.3 million for the nine months ended September 30, 2009. The $8.7 million decrease was primarily due to a one-time recognition of $5.6 million of previously deferred service revenues from a large TelcoTV customer related to analog technology that was transitioned to digital technology during the nine months ended September 30, 2009, which did not occur in the comparable 2010 period. Video customer support and maintenance revenues decreased $1.6 million primarily due to downward pricing pressure from existing customers and distributors and to a lesser extent non-renewals from certain customers on some of our older products. Lastly, video installation and training revenues decreased $0.8 million due to a decline in overall order volume.
Gross Profit and Gross Margin
     Gross Profit. Gross profit increased 23.1% to $13.7 million for the three months ended September 30, 2010 from $11.1 million for the three months ended September 30, 2009. Gross margin increased to 51.1% for the three months ended September 30, 2010 compared to 50.0% for the three months ended September 30, 2009.
     Gross profit decreased 30.9% to $42.7 million for the nine months ended September 30, 2010 from $61.8 million for the nine months ended September 30, 2009. Gross margin decreased to 50.0% for the nine months ended September 30, 2010 compared to 58.7% for the nine months ended September 30, 2009.
     Product Gross Margin. Product gross margin for the three months ended September 30, 2010 was 37.2% compared to 35.1% for the three months ended September 30, 2009. This increase was primarily due to increased product revenues that resulted in a higher absorption of fixed manufacturing costs. In absolute dollars, manufacturing overhead expenses were flat at $2.9 million for both the three months ended September 30, 2010 and 2009. We purchased a quadrature amplitude modulation (QAM) edge resource management technology license for $2.5 million on June 30, 2009. During the three months ended September 30, 2010, we recorded an expense to cost of net product revenues of $1.5 million, which was the net book value of the QAM purchased software as of September 30, 2010, as there were no material estimated future revenues for this technology in the near term. Product gross margin for both the three months ended September 30, 2010 and 2009 included stock-based compensation expense of $0.3 million.
     Product gross margin for the nine months ended September 30, 2010 was 41.9% compared to 50.3% for the nine months ended September 30, 2009. This decrease was primarily due to lower absorption of fixed manufacturing costs, a higher concentration of revenues being generated from lower margin hardware products, continued downward pricing pressure and higher warranty expense. Warranty expense increased $0.5 million, primarily related to a one-time $0.5 million benefit from the reversal of warranty reserves related to analog products during the nine months ended September 30, 2009, which did not occur in the comparable 2010 period. Additionally, we purchased a quadrature amplitude modulation (QAM) edge resource management technology license for $2.5 million on June 30, 2009. During the nine months ended September 30, 2010, we recorded an expense to cost of net product revenues of $1.5 million, which was the net book value of the QAM purchased software as of September 30, 2010, as there were no material estimated future revenues for this technology in the near term. These factors were partially offset by a $0.5 million decrease in manufacturing overhead expenses due to cost containment efforts. Product gross margin for the nine months ended September 30, 2010 and 2009 included stock-based compensation expense of $1.0 million and $0.9 million, respectively.
     Services Gross Margin. Services gross margin for the three months ended September 30, 2010 was 72.6% compared to 69.8% for the three months ended September 30, 2009. This increase was primarily due to an equal increase in both Video customer support and maintenance revenues and Video installation and training revenues. Services gross margin for both the three months ended September 30, 2010 and 2009 included stock-based compensation expense of $0.2 million.
     Services gross margin for the nine months ended September 30, 2010 was 66.8% compared to 74.8% for the three months ended September 30, 2009. This decrease was primarily due to a $8.7 million decrease in service revenues, primarily attributable to a one-time $5.6 million recognition of deferred service revenues from analog technology that was transitioned to digital technology with no related cost of service during the nine months ended September 30, 2009, which did not occur in the comparable 2010 period. Services gross margin for the nine months ended September 30, 2010 and 2009 included stock-based compensation expense of $0.7 million and $0.6 million, respectively.
Operating Expenses
     Research and Development. Research and development expense was $12.4 million for the three months ended September 30, 2010, or 46.5% of net revenues, compared to $11.7 million for the three months ended September 30, 2009, or 52.7% of net revenues. The increase in absolute dollars was primarily due to a $0.5 million increase in prototype expense related to the development of new product offerings. Research and development expense for both the three months ended September 30, 2010 and 2009 included stock-based compensation expense of $1.3 million.
     Research and development expense was $39.0 million for the nine months ended September 30, 2010, or 45.7% of net revenues, compared to $34.3 million for the nine months ended September 30, 2009, or 32.6% of net revenues. The increase in absolute dollars was primarily due to a $1.9 million increase in wages and benefits related to increased headcount, $1.7 million increase in independent contractor costs, a $0.7 million increase in prototype expense related to the development of new product offerings and an increase in stock-based compensation expense. Research and development expense for the nine months ended September 30, 2010 and 2009 included stock-based compensation expense of $3.9 million and $3.6 million, respectively.
     Sales and Marketing. Sales and marketing expense was $4.5 million for the three months ended September 30, 2010, or 16.8% of net revenues, compared to $6.0 million for the three months ended September 30, 2009, or 27.1% of net revenues. The decrease in absolute dollars was primarily due to a $0.5 million decrease in commission expense related to a decline in customer orders, and a $0.4 million decrease in payroll costs. In addition, sales and marketing expense for the three months ended September 30, 2010 and 2009 included stock-based compensation expense of $0.4 million and $0.7 million, respectively.
     Sales and marketing expense was $16.5 million for the nine months ended September 30, 2010, or 19.4% of net revenues, compared to $18.3 million for the nine months ended September 30, 2009, or 17.4% of net revenues. The decrease in absolute dollars was primarily due to a $0.8 million decrease in wages and benefits, which was attributable to a reduction in headcount. Additionally, marketing programs decreased $0.5 million due to cost containment efforts. Sales and marketing expense for the nine months ended September 30, 2010 and 2009 included stock-based compensation expense of $1.7 million and $1.8 million, respectively.
     General and Administrative. General and administrative expense was $4.0 million for the three months ended September 30, 2010, or 15.0% of net revenues, compared to $4.6 million for the three months ended September 30, 2009, or 20.7% of net revenues. The decrease in absolute dollars was primarily due to a $0.4 million decrease in litigation-related activities. General and administrative expense for the three months ended September 30, 2010 and 2009 included stock-based compensation expense of $1.1 million and $1.2 million, respectively.
     General and administrative expense was $12.6 million for the nine months ended September 30, 2010, or 14.6% of net revenues, compared to $14.1 million for the nine months ended September 30, 2009, or 13.4% of net revenues. The decrease in absolute dollars was primarily due to a $0.9 million decrease in litigation-related activities and a $0.6 million decrease in bonus expense a result of a decline in our financial performance. General and administrative expense for the nine months ended September 30, 2010 and 2009 included stock-based compensation expense of $3.3 million and $3.5 million, respectively.
     Restructuring (Credits) Charges. Restructuring (credits) charges were ($139,000) and $0.9 million for the three and nine months ended September 30, 2010 and zero and $1.4 million for the three and nine months ended September 30, 2009, respectively. The 2010 charges included $0.7 million related to a restructuring plan pursuant to which employees and subcontractors were terminated, and amounts related to changes in projected sublease income for a facility vacated in October 2007. The 2009 restructuring charges included $0.7 million related to a restructuring plan pursuant to which employees were terminated and $0.7 million related to lower projected sublease income for a Massachusetts facility vacated in October 2007.
Interest Income
     Interest income for the three months ended September 30, 2010 and 2009 was $0.2 million and $0.5 million, respectively. Interest income for the nine months ended September 30, 2010 and 2009 was $1.1 million and $2.1 million, respectively. The decreases in interest income were primarily attributable to lower interest rates.

Other (expense) income, net
     Other (expense) income, net, which consists primarily of foreign exchange (losses) gains, was an expense of $134,000 for the three months ended September 30, 2010 compared to income of $31,000 for the three months ended September 30, 2009. Other (expense) income, net, was an expense of $0.3 million for the nine months ended September 30, 2010 compared to an expense of $62,000 for the nine months ended September 30, 2009.
Provision for income taxes
     Provision for income taxes for the three months ended September 30, 2010 was $0.2 million, or negative 3.1%, on a pre-tax loss of $7.0 million, compared to tax expense of $0.2 million, or negative 2.1%, on a pre-tax loss of $10.6 million for the three months ended September 30, 2009. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to the differential in foreign tax rates, non deductible stock compensation expense, other currently non-deductible items, movement in our valuation allowance and various discrete items.
     We maintained a valuation allowance as of September 30, 2010 against certain of our deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
     We had gross unrecognized tax benefits of approximately $2.8 million and $3.4 million as of September 30, 2010 and December 31, 2009, respectively. We expect the unrecognized tax benefits to remain unchanged for the next 12 months.
     Our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change since December 31, 2009. Our major tax jurisdictions are the U.S. and Israel. The tax years 2000 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2007 through 2009 remain open and subject to examination by the appropriate governmental agencies in Israel.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of September 30, 2010, we had no long-term debt outstanding.
Cash Flow
     Cash, cash equivalents and marketable securities. As of September 30, 2010, our cash, cash equivalents and marketable securities of $152.3 million were invested primarily in corporate debt securities, commercial paper, securities of U.S. agencies and certificates of deposit. We do not enter into investments for trading or speculative purposes. Although cash, cash equivalents and marketable securities decreased by $19.7 million during the nine months ended September 30, 2010, we believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the networking industry is capital intensive. In order to remain competitive, we must constantly evaluate the need to make significant investments in products and in research and development. We may seek additional equity or debt financing from time to time to maintain or expand our product lines or research and development efforts, or for other strategic purposes such as acquisitions. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and the timing of any strategic acquisitions. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. There are no significant limits or restrictions that affect our ability to access our cash, cash equivalents and marketable securities.

     Operating activities
     The key line items affecting cash from operating activities were as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net loss	$(25,664)	$(5,501)
Add back non-cash charges:
Stock-based compensation	10,673	10,298
Depreciation of property and equipment	5,173	6,428
Write-off of software license	1,458	—
Other non-cash charges	1,031	642

Net (loss) income before non-cash charges	(7,329)	11,867
Decrease in accounts receivable	12,786	2,419
(Increase) decrease in inventories, net	(6,946)	1,255
Decrease in deferred revenues	(14,584)	(18,713)
Decrease in accounts payable and accrued and other liabilities	(4,138)	(7,397)
Other, net	2,452	(404)

Net cash used in operating activities	$(17,759)	$(10,973)

     Changes in net cash used in operating activities were influenced by the following factors:
     Accounts receivable decreased by $12.8 million during the nine months ended September 30, 2010 due to lower sales and shipments to our customers primarily due to the timing of orders.
     Our inventory requires lead time to manufacture therefore we are required to order certain inventory in advance of our anticipated sales. Inventory increased $6.9 million during the nine months ended September 30, 2010 due to lower sales and shipments than we anticipated when we placed the orders, and also due to purchases of inventory to prepare for anticipated future sales.
     Deferred revenues, net decreased during the nine months ended September 30, 2010 and 2009. This was primarily due to our recognition of revenues related to installation of products purchased in prior years, which was not replaced by the same level of shipments.
     Investing Activities
     Our investing activities provided cash of $2.4 million for the nine months ended September 30, 2010, primarily from maturities and sales, net of purchases, of marketable securities of $5.8 million to fund our operations, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $3.4 million. Our investing activities used cash of $15.9 million for the nine months ended September 30, 2009, primarily from purchases, net of maturities and sales, of marketable securities, of $10.6 million, the purchase of property and equipment, primarily computer and engineering equipment of $3.0 million, and the purchase of a software license of $2.5 million.
     Financing Activities
     Our financing activities provided cash of $1.5 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively, primarily through the exercise of stock options under our equity incentive plans and sale of stock under our employee stock purchase plan.
Contractual Obligations
     Our contractual obligations as of September 30, 2010 were as follows (in thousands):

	Payments due by December 31:
	Total	2010	2012	2014	Thereafter

Purchase obligations (1)	$11,588	$910	$10,678	$—	$—
Operating lease obligations (2)	6,404	860	5,239	305	—

Total obligations	$17,992	$1,770	$15,917	$305	$—

(1)	Purchase obligations comprise firm non-cancellable agreements to purchase inventory.

(2)	Operating lease obligations are net of $1.2 million sublease rentals from a portion of our Tel Aviv and Massachusetts facilities.

Off-Balance Sheet Arrangements
     As of September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Sensitivity
     The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper and corporate debt securities, government and non-government debt securities, money market funds and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of September 30, 2010, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended September 30, 2010, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.
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
     Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge both balance sheet items and future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging of the Israeli New Shekel, would have resulted in an increase in our loss before taxes of approximately $0.8 million for the three months ended September 30, 2010.
     We continue to hedge our projected exposure to exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel, and accordingly, we do not anticipate that these fluctuations will have a material impact on our financial results for the three months ending December 31, 2010. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short-term in nature, a long-term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

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

Changes in Internal Control over Financial Reporting
     During the three months ended September 30, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Almost all of our sales depend on cable MSOs and telecommunications companies adopting advanced video technologies, and we expect these sales to continue to constitute a significant majority of our revenues for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure, and a reduction or delay in this spending could have a material adverse effect on our business.
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
     We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in our operating results. In addition, as a result of the factors described above, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.
Our customer base is highly concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers would likely reduce our revenues significantly.
     Historically, a large portion of our sales have been to a limited number of large customers. Our five largest customers accounted for approximately 75% of our net revenues for the nine months ended September 30, 2010, compared to 76% of our net revenues for the nine months ended September 30, 2009. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2010. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2009. We believe that for the foreseeable future our net revenues will be concentrated in a limited number of large customers.
     We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions, more cautious spending patterns due to economic uncertainty or other factors) is likely to have a material negative impact on our operating results. For example, Verizon slowed the rollout of its FiOS system in 2009, which has and will continue to negatively impact our revenues. In addition, as the consolidation of ownership of cable MSOs and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation due to the significant capital costs of constructing video, voice and data networks and for other reasons. Further business combinations may occur in our customer base, which will likely result in our customers gaining increased purchasing leverage over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.
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
     Historically, we have had relatively high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. However, our deferred revenue balance as of September 30, 2010 was approximately $14.6 million lower than it was as of December 31, 2009. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility, which could in turn harm our stock price.
If we do not accurately anticipate the correct mix of our products that will be sold, we may be required to record charges related to excess inventories.
     Due to the unpredictable nature of the demand for our products, we are required to place non-cancelable orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. Our inventory balance was approximately $6.9 million higher as of September 30, 2010 compared to December 31, 2009. In order to minimize the negative financial impact of excess production, we may be required to significantly reduce the sales prices of our products in an attempt to increase demand, which in turn could result in a reduction in the value of the original inventory. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value. Writing down inventory or reducing product prices could adversely impact our gross margins and financial condition.
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
     In recent years, we have seen consolidation among our competitors, such as Cisco’s acquisition of Scientific Atlanta, Motorola’s acquisition of Terayon, and purchases of Video on Demand solutions by each of ARRIS Group, Cisco, Harmonic and Motorola. In addition, some of our competitors have entered into strategic relationships with one another to offer a more comprehensive solution than would be available individually. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in the evolving industry for video by increasing the amount of commercial and technical integration of their video products. Due to our comparatively small size and comparatively narrow product offerings, our ability to compete will depend on our ability to partner with companies to offer a more complete overall solution. If we fail to do so, our competitive position will be harmed and our sales will likely suffer. These combined companies may offer more compelling product offerings and may be able to offer greater pricing flexibility, making it more difficult for us to compete while sustaining acceptable gross margins. Finally, continued industry consolidation may impact customers’ perceptions of the viability of smaller companies, which may affect their willingness to purchase products from us. These competitive pressures could harm our business, operating results and financial condition.
We have been unable to achieve sustained profitability, which could harm the price of our stock.
     Historically, we have experienced significant operating losses and we were not profitable in the nine months ended September 30, 2010. If we fail to achieve or sustain profitability in the future, it will harm our long-term business and we may not meet the expectations of the investment community, which would have a material adverse impact on our stock price.
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
     Our product development efforts require substantial research and development expense, as we develop new technology, including next generation MSP and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these solutions. Our research and development expense was $39.0 million for the nine months ended September 30, 2010, and there can be no assurance that we will achieve an acceptable return on our research and development efforts, and no assurance that we will be able to deliver our solutions in time to achieve market acceptance.
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
     Our product gross margins decreased for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. Additionally, our failure to develop and introduce new products on a timely basis would likely contribute to a decline in our gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.
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
     In the past several years, including this year, we have undertaken a number of reductions in force, experienced a number of changes in our executive management (including the departures in the first half of 2010 of our chief operating officer, chief financial officer and the senior vice president of worldwide sales) and implemented other cost reduction measures. Effectively managing our business with reduced headcount and expenses in some areas will likely place increased strain on our existing resources. In particular, the departures of our chief operating officer and our senior vice president of worldwide sales in March 2010 (neither of whom we replaced) has placed place additional strain on our existing team and there can be no assurance that the departures of these officers will not disrupt our business operations, customer relationships or other matters.
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
     International sales represented 9.4% of our net revenues for the nine months ended September 30, 2010 compared to 13.5% for nine months ended September 30, 2009. Our international sales depend on our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, we may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

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
     Our products are subject to various legal and regulatory requirements and changes. For example, effective June 12, 2009, federal law required that television broadcast stations stop broadcasting in analog format and broadcast only in digital format. We believe that this change accelerated the timing of sales of our digital products, and consequently the revenue associated with our broadcast solutions decreased after June 30, 2009. These and other similar implementations of laws and interpretations of existing regulations could cause our customers to forgo or change the timing of spending on new technology rollouts, such as switched digital video, which could make our results more difficult to predict, or harm our revenues.
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
Our expansion of international operations may not succeed.
     As of September 30, 2010, approximately 82% of our research and development headcount was located outside the U.S., primarily in Israel and increasingly in China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or could take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.
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

Regional instability in Israel may adversely affect business conditions, including the operations of our contract manufacturers, and may disrupt our operations and negatively affect our operating results.
     A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of September 30, 2010, we had 167 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at this facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.
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
     We and our contract manufacturers obtain many components necessary for the manufacture or integration of our products from a sole supplier or a limited group of suppliers. We or our contract manufacturers do not always have long-term agreements in place with such suppliers. As an example, we do not have a long-term purchase agreement in place with PowerOne, the sole supplier of power supplies for our products. Our direct and indirect reliance on sole or limited suppliers involves several risks, including the inability to obtain an adequate supply of required components, and reduced control over pricing, quality and timely delivery of components. Our ability to deliver our products on a timely basis to our customers would be materially adversely impacted if we or our contract manufacturers needed to find alternative replacements for (as examples) the chassis, chipsets, central processing units or power supplies that we use in our products. Significant time and effort would be required to locate new vendors for these alternative components, if alternatives are even available. Moreover, the lead times required by the suppliers of some components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. Even as we increase our use of standardized components, we may experience supply chain issues, particularly as a result of market volatility. Such volatility could lead suppliers to decrease inventory, which in turn would lead to increased manufacturing lead times for us. In addition, increased demand by third parties for the components we use in our products (for example, Field Programmable Gate Arrays or other semiconductor technology) may lead to decreased availability and higher prices for those components from our suppliers, since we generally carry little inventory of our product components. As a result, we may not be able to secure enough components at reasonable prices or of acceptable quality to build products in a timely manner, which would impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.
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
     As of September 30, 2010, we had $11.1 million in cash and cash equivalents and $141.1 million in investments in marketable debt securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by any uncertainty in the U.S. and global credit markets such as the conditions in late 2008 and 2009 that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.
     Although we believe we have chosen a lower risk portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this lower risk portfolio is unlikely to provide us with any significant interest income in the near term.
If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our operating results and financial condition may be harmed.
     Our ability to successfully implement our business plan and comply with regulations applicable to being a public reporting company requires an effective planning and management process. We expect that we will need to continue to implement and improve operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis. In addition, the successful enhancement of our operational and financial systems, procedures and controls will result in higher general and administrative costs in future periods, and may adversely impact our operating results and financial condition.
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

Item 6. EXHIBITS

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.19A	Sublease Agreement (8 Technology Drive, Westborough, Massachusetts)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to exhibit of same number filed with the registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

*	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2010

BigBand Networks, Inc.
By:	/s/ Ravi Narula
Ravi Narula, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.19A	Sublease Agreement (8 Technology Drive, Westborough, Massachusetts)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to exhibit of same number filed with the registrant’s Registration Statement on Form S-1 (No. 333-139652) on December 22, 2006, as amended.

*	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.