Form 10-K
period 2010-12-31
BigBand Networks, Inc.
filed 2011-03-09
CIK 1381325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s common stock was last sold on June 30, 2010 (the last business day of the registrant’s second quarter of fiscal 2010) was approximately $119 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the registrant’s common stock as of March 1, 2011 was 70,044,303.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2011 Annual Stockholders’ Meeting are incorporated by reference in Part III of this Annual Report on Form 10-K.

BigBand Networks, Inc.

Form 10-K
for the fiscal year ended December 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) includes forward looking statements. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “project,” “intend,” “expect” and similar expressions are intended to identify forward looking statements. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, long-term business operations and objectives, and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of this Form 10-K. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements.

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

Overview

We develop, market and sell network-based platforms that enable cable multiple system operators (MSOs) and telecommunications companies (collectively, service providers) to offer video services over coaxial, fiber and copper networks. We were incorporated in Delaware in December 1998. Since that time, we have developed significant expertise in rich media processing, communications networking and bandwidth management technologies. Our customers are using our platforms to expand their high-definition television (HDTV) services as well as to enable delivery of high-quality video advertising programming to subscribers. Our Broadcast Video, TelcoTV, Switched Digital Video and IPTV (Personalized Video) solutions are comprised of a combination of software and programmable hardware platforms. We have sold our solutions to more than 200 customers globally. We sell our products and services to customers in North America through our direct sales force. Domestically, our customers include Bright House, Cablevision, Charter, Comcast, Cox, Time Warner Cable and Verizon, which are seven of the ten largest service providers in the U.S. We sell to customers internationally through a combination of direct sales and resellers. Our international resellers include BUPT Goan, Guangdong Tongke, Sugys and Ssangyong who sell to end users such as Jiangsu Cable and LG Uplus.

Industry Background

Service providers derive most of their revenues from consumer subscriptions for video, voice or data services and from advertising. To attract and retain subscribers, service providers often bundle video, voice and data services, and are offering richer and more personalized services. The competitive environment for video subscriptions has been increasingly competitive over time, with competition from satellite video providers, and recently from companies such as Hulu, Netflix and Apple offering video programming directly to consumers through the Internet. Service providers often are competing on the volume of programs available, the quality of viewing experience and the personalization that they can offer to subscribers and advertisers.

Delivering high-quality, personalized video services and relevant video-based advertising has strained service providers’ existing network infrastructures, even as they have upgraded with new technologies like DOCSIS® 3.0 and fiber-to-the-home. For a robust delivery of these services, service providers must overcome the following challenges:

•	Bandwidth Usage Driven by Video. Service providers’ fixed-bandwidth networks often are not fully equipped for the volume and richness of content being demanded by subscribers. For example, a typical HDTV video stream requires 19.4 megabits per second (Mbps) of continuous bandwidth, which is many times the bandwidth required by a standard definition video stream. To meet the demand for more and richer content, service providers must either undertake a costly capital expansion of their network infrastructures or use their existing infrastructures more efficiently.

•	Difficulty of Delivering a High-Quality Video Experience. Service provider networks are inherently prone to packet loss, error and delay. This problem is exacerbated as the richness and volume of the content being delivered across the network increases. Importantly, HDTV is more sensitive to packet loss, error and delay than voice and data services. To ensure a consistent high-quality subscriber viewing experience, service providers must find solutions that maintain the integrity of the video streams as these streams are delivered across their networks.

•	Lack of Customized Video Programming. Existing networks lack the intelligence to allow service providers to understand and react to subscriber television viewing behavior. As a result, service providers lack the ability to deliver video programming packages tailored to the interests of specific subscribers or groups of subscribers. To do so, service providers require networks that will enable them to understand subscriber viewing behavior and, based on that understanding, allow them to deliver new video channels and programming to specific subscribers or groups of subscribers.

•	Requirement for More Relevant Video Advertising. Advertisers are demanding that their advertisements be addressed to a relevant audience. To satisfy this demand, service providers need the capability to deliver video advertising to particular geographic segments and demographic groups, and increasingly, to tailor advertising to specific subscribers. In most broadcast implementations, service providers lack the capability to distinguish one subscriber from another and the capacity to insert tailored advertising into a video stream without degrading service quality. Service providers are seeking solutions that will enable the seamless insertion of relevant advertisements into video streams.

•	High Cost of Infrastructure Investment. Service providers have invested heavily to establish their existing network infrastructures, including the deployment of a significant number of cable set-top boxes. Service providers must either make significant investments to upgrade or replace their existing infrastructure, or find ways to extend the useful life of their installed equipment. Service providers generally prefer network-based capital investments since these costs can be allocated across many subscribers without costly replacement of existing customer premises equipment.

•	Need to Rapidly Deliver Advanced Services. Historically, service providers have needed large capital expenditures to purchase replacement network equipment to support next-generation services. With the increasing pace of change, service providers require platforms with the flexibility to rapidly deploy advanced video services while minimizing lengthy and capital-intensive network upgrades.

Service providers face common challenges — how to rapidly and economically offer an increasing amount of video content, deliver a more compelling user experience and deliver more relevant programming and advertising to their subscribers. The technical and bandwidth challenges associated with delivering video services create a need for platforms designed for reliable and cost-effective video delivery.

The BigBand Offering

We develop, market and sell network-based platforms that enable service providers to offer video services over coaxial, fiber and copper networks. Our hardware and software solutions are used to offer video services commercially to tens of millions of subscribers, 24 hours a day, seven days a week and have been successfully deployed by leading service providers worldwide, including seven of the ten largest service providers in the U.S.

We combine rich media processing, modular software and high-speed switching and routing with carrier-class hardware designed to address specific service provider needs with our solutions. Our solutions enable service providers to deliver high-quality video services and offer more effective video advertising. We offer our customers Broadcast Video, TelcoTV, Switched Digital Video and IPTV (Personalized Video) solutions.

Our solutions offer the following key benefits:

•	Intelligent Bandwidth Management. Using our solutions, service providers can address their increasing bandwidth needs. For example, we offer what we believe to be the most widely deployed switched digital video solution commercially available today. Our Switched Digital Video solution (SDV) only transmits channels to subscribers when the subscribers in a service group are in the process of watching those channels, instead of broadcasting all channels to all subscribers all the time. This enables service providers to achieve 50% or greater savings in bandwidth usage for digital subscribers, allowing service providers to offer additional services (such as HDTV channels) without altering the subscriber viewing experience.

•	High-Quality Video Experience. Our solutions allow service providers to minimize the likelihood of video quality errors by detecting potential video quality degradation in real-time and correcting such degradation before the video stream is delivered to subscribers. Our Broadcast Video solution is designed to increase the volume and quality of video delivered across a fixed-bandwidth network by optimizing the delivery of video streams.

•	Enhanced Video Personalization. Using our solutions, service providers have the ability to understand the viewing habits of their customers and, as a result, can more accurately tailor programming packages to the interests of their subscribers. For example, our SDV solution enables service providers to satisfy consumer demand for increasingly personalized content by expanding the number of channels that can be offered because selected channels are only delivered when the channel is requested by a subscriber in the service group. Using this solution, one of our customers was able to offer additional channel packages tailored to demographic groups.

•	Ability to Deliver Relevant Video Advertising. Our solutions allow service providers to insert advertising tailored to specific subscriber groups. For example, using our IPTV solution, service providers can simultaneously insert different ads into multiple copies of the same program and forward them to specific geographic zones. This allows service providers to attract advertisers interested in reaching niche markets.

•	Improved Return on Existing Infrastructure Investment. Our network-based solutions allow service providers to manage service quality from the network, rather than deploying costly personnel and equipment at the customer premises. As our solutions are deployed at the network level, service providers can leverage their infrastructure investment across many subscribers and avoid the hardware and service costs associated with an upgrade of equipment in the homes of subscribers.

•	High Availability. Today’s service providers demand carrier class platforms that are available 99.999% of the time, which means the system can be down for only approximately five minutes over a one-year period. Our solutions are built utilizing carrier class hardware that provides our customers with improved uptime for the video services they deliver to consumers. The high availability of our platforms also is designed to reduce the cost of maintenance of these platforms, and as a result reduce the total cost of ownership.

•	Platform Flexibility. Our solutions feature a fully programmable hardware and modular software architecture. Our field-upgradable hardware is designed to meet service provider platform flexibility requirements and to minimize the need to replace existing hardware.

Strategy

Our objective is to be the leading provider of network-based products that enable the delivery of high-bandwidth, high-quality video services and more effective video advertising. Key elements of our strategy include the following:

•	Enhance Technology Leadership Position. Our core strength is our media processing and video systems design expertise. We use this expertise to deliver what we believe to be the most-widely deployed switched digital video product commercially available today. We will continue leveraging our expertise to deliver solutions that focus on optimizing network infrastructure and enabling delivery of a high-quality user experience.

•	Leverage Modular Architecture to Accelerate New Product Introduction. We have created a series of media processing software modules that, when combined with our programmable hardware and switching fabric, serve as the foundation for a range of network-based solutions. We believe our software modules can serve as the foundation for rapidly delivering solutions that address our customers’ bandwidth and service delivery needs.

•	Expand Footprint Within Existing Customer Base. We have customer relationships with a number of service providers both in the U.S. and internationally, including seven of the ten largest service providers in the U.S. We believe these customer relationships give us a strong advantage in understanding our customers’ network challenges, which enables us to deliver timely solutions. We will continue to work closely with our customers on the designs of their network architectures and emerging services, expand our relationships with these customers to deploy more of our existing applications and develop and deliver new applications to address their network challenges.

•	Expand Customer Base. Service providers deploy video services across networks based on coaxial, fiber and copper. We have successfully deployed our solutions across these access technologies. We are currently providing Verizon with a solution that allows digital transmission of video over fiber-optic lines. Others use our solutions to carry services over coaxial cable. We intend to leverage our media processing expertise to penetrate new customers, regardless of the type of access networks they use.

•	Broaden Advanced Advertising Capabilities. We currently enable service providers to insert video advertisements targeted to subscribers in specific geographic zones. We continue to collaborate with our customers to develop and deploy next-generation advertising solutions.

Solutions

We are a category leader in digital video networking. We deliver proven network-based platforms to empower service providers to transition from traditional broadcast to delivery of personalized video services. Our product solutions are a combination of advanced networking and video processing hardware platforms with software modules that optimize existing infrastructure and bandwidth to deliver application-specific functions. We believe our approach of combining carrier-grade, purpose-built platforms with modular software delivers a faster return on investment and a lower total cost of ownership compared to platforms offered by our competitors. We deliver the following product solutions:

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

In addition, our Switched Digital Video solution gives our service providers real-time access to the actual viewing habits of their subscriber groups, information that is increasingly valuable as they and their advertisers seek to tailor advertising or personalized channel services to specific subscriber groups and individual subscribers. We deliver our Switched Digital Video solution by combining our core media processing modules with our Broadband Multimedia-Service Router hardware platform, which we refer to as our BMR, BigBand Server and Management Suite, and Broadband Edge QAM.

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

Our digital simulcast product application enables service providers to create a digital version of analog inputs and deliver both analog and digital video streams to subscribers. This gives service providers a cost-effective way of migrating subscribers from analog to digital video, which uses lower cost all-digital set-top boxes, while still supporting a large installed base of analog set-top boxes and televisions. In addition, our digital simulcast product application allows service providers to insert advertisements into the digital video stream and deliver those advertisements either in digital or analog form to subscribers. This offers our customers incremental revenue opportunities through the ability to insert advertisements into the digital stream targeted to specific geographic zones. We deliver our Broadcast Video solution by combining our BMR with our core media processing modules with advanced splicing capability.

TelcoTV.  Telecommunications companies can use our BMR to provide a very high-quality viewing experience to their subscribers, while still benefiting from the use of digital video transport throughout their networks. We enable telecommunications companies to leverage their existing Synchronous Optical Network, or SONET, infrastructure, which was originally designed for voice communications, to transport video content throughout the network. This provides significant cost savings as telecommunications companies are not required to build a dedicated video transport network. They deploy our solution in network locations called video serving offices, or VSOs, that provide service directly to consumers. Our TelcoTV solution integrates our core media processing modules, our BMR radio frequency, or RF, modulation, and local content insertion.

IPTV (Personalized Video).  We now offer service providers our Media Services Platform (MSP), a carrier-grade, network-based platform designed to enable service providers to offer a range of personalized video applications such as linear, zoned, and ultimately addressable advertising. This enables service providers to offer high quality, differentiated video services in conjunction with new revenues, for example increasing ad revenues via more targeting.

IPTV over DOCSIS.  We offer an alternative solution to deliver IP video services to home computers, IP set top boxes and other IP consumer devices via standard DOCSIS 3.0 cable modems, which we market under the name vIP PASS. vIP PASS leverages our leading control plane (Converged Video Exchange (CVEx)) and our universal edge QAMs to offload video transport from the cable modem termination system. It is designed to provide cable MSOs an economical alternative for delivery of managed IP services, compared to an investment in additional cable modem termination system downstream channel capacity.

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

BigBand Media Services Platform (MSP1200, 2000, 2800).  Our Media Services Platform is designed to manage large numbers of IP video streams combined with rich media processing to enable a range of personalized video applications such as linear, zoned, and addressable advertising. Our MSP chassis-based platforms are designed to provide carrier-class reliability, scale and flexibility, including the ability to grow subscriber services and new applications over time with the addition of new hardware line cards. The BigBand MSP platforms are based on industry standards, open interfaces and established network protocols to simplify the platform integration into existing service provider networks.

In October 2010, we announced our new applications for the MSP platform within the cable market. The MSP-based QAM is the industry leading platform designed to enable service providers to cost-effectively scale and optimize the edge with dynamic bandwidth agility on the entire 50MHz to 1GHz RF spectrum.

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

Customers

We sell our products to cable MSOs and telecommunications companies worldwide, both directly and through resellers. In the U.S., our products are deployed by seven of the ten largest service providers. Our significant customers for 2010 were as follows:

Bright House Networks	Comcast	Sugys
Cable ONE	Cox Communications	Time Warner Cable
Charter Communications	Ssangyong	Verizon

A substantial majority of our sales have been to a limited number of large customers. However, our large customers have changed over time. Sales to our five largest customers represented 74%, 78% and 81%, respectively, of our net revenues for the years ended December 31, 2010, 2009 and 2008. In 2010, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. In 2009, Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. In 2008, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. Although we are attempting to broaden our customer base by penetrating new markets and expanding internationally, we expect that for the foreseeable future, a limited number of large customers will continue to comprise a large percentage of our revenues. International sales represented 9%, 11% and 9%, respectively, of our net revenues for the years ended December 31, 2010, 2009 and 2008.

We sell our solutions to a number of our large customers pursuant to master purchase agreements. For example, we sell our TelcoTV and Management Software solutions, as well as customer support and training services, to Verizon pursuant to a master purchase agreement that is effective through March 31, 2011. Among other things, this agreement provides that our TelcoTV solution will be the exclusive edge modulation solution for Verizon, subject to performance against certain previously-negotiated service metrics. In addition, the agreement provides for pricing (including previously-negotiated annual price reductions), the terms of a five-year hardware and software warranty and the terms of the five-year service commitment. Likewise, we sell our SDV and Broadcast Video solutions to Time Warner Cable and Charter Communications in conformance with master purchase agreements between the parties. While the agreements with Time Warner Cable and Charter Communications have lapsed, the parties have continued to operate in conformance with such master purchase agreements. Among other things, these agreements provide for pricing, a one-year hardware and software warranty, and service terms. In general, our master purchase agreements do not guarantee amounts of purchases by customers. Thus, our business is more dependent on the ordering patterns of our customers, rather than the terms of the master purchase agreements with these customers.

Backlog

We schedule production of our products based upon our backlog, open contracts, informal commitments from customers and sales projections. Our backlog consists of firm purchase orders by customers for delivery within the next six months. As of December 31, 2010, our backlog was $4.2 million, compared to $6.7 million as of December 31, 2009. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or cancelled for a number of reasons, including reductions in capital spending by service providers or changes in specific customer requirements. Because of the complexity of our customer acceptance and revenue recognition criteria, in addition to backlog, we have significant deferred revenues. As a result, our backlog alone is not necessarily indicative of revenues for any future periods.

Sales and Marketing

We sell our products in the U.S. primarily through our direct sales force and internationally through a combination of direct sales to service providers and sales through independent resellers. Our direct sales force, distributors and resellers are supported by our highly trained technical staff, which includes application engineers who work closely with service providers to develop technical proposals and design systems to optimize performance and economic benefits to our existing and potential customers. Our sales offices outside of the U.S. are located in China and Korea. International resellers are generally responsible for importing our products and providing certain installation, technical support and other services to customers in their territory.

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

Our technical support organization, offers support worldwide 24 hours a day, seven days a week. For our direct customers, we offer tiered customer support programs depending upon the service needs of our customers’ deployments. Using our standard support package, our customers receive telephone support and access to online technical information. Under our enhanced support package, in addition to the standard support offerings, our customers are entitled to software maintenance releases, advanced return materials authorization and on-site support, if necessary. Support contracts typically have a one-year term. For end customers purchasing through resellers, primary product support is provided by our resellers, with escalation support provided by us.

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

Research and development expense was $50.9 million, $46.4 million and $54.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in research and development expense is related to the development of new product offerings, including our new MSP platforms.

Intellectual Property

As of December 31, 2010, we held 35 issued U.S. patents and had numerous U.S. patent applications pending. Our issued patents will expire between 2019 and 2028. Although we attempt to protect our intellectual property rights through patents, copyrights, trademarks, trade secrets, licensing arrangements and other measures, there is a risk that any patent, trademark, copyright or other intellectual property right owned by us may be invalidated, circumvented or challenged; that these intellectual property rights may not provide competitive advantages to us; and that any of our pending or future patent applications may not be issued with the scope of the claims sought by us, if at all. Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright, trademark, trade secret and other intellectual property protection may be unavailable or limited in certain foreign countries in which we do business currently or may do business in the future.

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

Manufacturing and Suppliers

We outsource the manufacturing of our products. Flextronics Corporation and Benchmark Electronics, Inc. each serves as a sole contract manufacturer for particular lines of our video products. Once our products are manufactured, they are sent to our warehouse facility in Southborough, Massachusetts. We believe that outsourced manufacturing enables us to conserve capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products.

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

We believe we compete principally on the performance, features, interoperability and reliability of our products and our technological expertise. Several companies, including companies that are significantly larger and more established, such as Cisco Systems and Motorola, also compete in the markets we target. Many of these larger competitors have substantially broader product offerings and bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or that may require us to add incremental features and functionality to differentiate our products or lower our prices. Furthermore, many of our competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. Our main competitors include ARRIS Group, Cisco systems, Harmonic, Motorola and a number of smaller companies.

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

Employees

As of December 31, 2010, we had employees as follows:

By function:
Servicing and manufacturing	72
Research and development	279
Sales and marketing	58
General and administrative	56

Total employees	465

By location:
United States	204
Israel	166
Rest of world	95

Total employees	465

We also engage a number of temporary personnel and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel is strong, and we may not be successful in retaining our key employees or attracting skilled personnel. As more fully described in Note 14 to the consolidated financial statements , in January 2011 we initiated a reduction in force that decreased our headcount by approximately 9%.

Financial Information About Segments and Geographic Areas

For information about our revenues and long-lived assets by geographical region, see “Notes to Consolidated Financial Statements, Note 9 — Segment Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K. We report as a single reporting segment.

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

An investment in our equity securities involves significant risks. Any of these risks, as well as other risks not currently known to us or that we currently consider immaterial, could have a material adverse effect on our business, prospects, financial condition or operating results. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Form 10-K, including our consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.

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

The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:

•	annual budget cycles;

•	overall consumer demand for video services and the acceptance of newly introduced services;

•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

•	competitive pressures, including pricing pressures;

•	changes in general economic conditions;

•	the impact of industry consolidation;

•	the strategic focus of our customers and potential customers;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	discretionary customer spending patterns;

•	bankruptcies and financial restructurings within the industry; and

•	work stoppages or other labor- or labor market-related issues that may impact the timing of orders and revenues from our customers.

Since 2009, we have seen reduced capital spending by our customers for our key products. Any continued slowdown or delay in the capital spending by service providers for our products as a result of any of the above factors would likely have a significant adverse impact on our quarterly revenues and net losses.

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

In particular, we expect that our 2011 financial performance will be significantly affected by our ability to deliver our next-generation QAM in a timely fashion with acceptable quality, and achieving market acceptance of this new patform. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in our operating results. In addition, as a result of the factors described above, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.

Our customer base is highly concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers would likely reduce our revenues significantly.

Historically, a large portion of our sales have been to a limited number of large customers. Our five largest customers accounted for approximately 74% of our net revenues for the year ended December 31, 2010, compared to 78% for the year ended December 31, 2009. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the year ended December 31, 2010. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the year ended December 31, 2009.

We believe that for the foreseeable future our net revenues will be concentrated in a limited number of large customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. Consequently, reduced capital expenditures by any one of our larger customers (whether caused by adverse financial conditions, more cautious spending patterns due to economic uncertainty or other factors) is likely to have a material negative impact on our operating results. For example, Verizon slowed the rollout of its FiOS system in 2009, which has had continuing negative impact on our business. In addition, as the consolidation of ownership of cable MSOs and telecommunications companies continues, we may lose existing customers and have access to a shrinking pool of potential customers. We expect to see continuing industry consolidation due to the significant capital costs of constructing video, voice and data networks and for other reasons. This will likely result in our customers gaining increased purchasing leverage over us. This may reduce the selling prices of our products and services and as a result may harm our business and financial results. Many of our customers desire to have two sources for the products we sell to them. As a result, our future revenue opportunities could be limited, and our profitability could be adversely impacted. The loss of, or reduction in orders from, any of our key customers would significantly reduce our revenues and have a material adverse impact on our business, operating results and financial condition.

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

Historically, we have had relatively high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. However, our deferred revenue balance as of December 31, 2010 was approximately $18.4 million lower than it was as of December 31, 2009. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility, which could in turn harm our stock price.

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

The markets for selling network-based hardware and software products to service providers are extremely competitive and have been characterized by rapid technological change. We compete broadly with system suppliers including ARRIS Group, Cisco Systems, Harmonic, Motorola and a number of smaller companies. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we have. Given their capital resources, long-standing relationships with service providers worldwide, and broader product lines, many of these large organizations are in a better position to withstand any significant reduction in capital spending by customers in these markets. If we are unable to overcome these resource advantages, our competitive position would suffer.

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

Over the years, we have seen consolidation among our competitors. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in the evolving industry for video by increasing the amount of commercial and technical integration of their video products. Due to our comparatively small size and comparatively narrow product offerings, our ability to compete will depend on our ability to partner with companies to offer a more complete overall solution. If we fail to do so, our competitive position will be harmed and our sales will likely suffer. These combined companies may offer more compelling product offerings and may be able to offer greater pricing flexibility, making it more difficult for us to compete while sustaining acceptable gross margins. Finally, continued industry consolidation may impact customers’ perceptions of the viability of smaller companies, which may affect their willingness to purchase products from us. These competitive pressures could harm our business, operating results and financial condition.

We have been unable to achieve sustained profitability, which could harm the price of our stock.

Historically, we have experienced significant operating losses, and we were not profitable in both the years ended December 31, 2009 and 2010. If we fail to achieve or sustain profitability in the future, it will harm our long-term business, and we may not meet the expectations of the investment community, which would have a material adverse impact on our stock price.

We may not accurately anticipate the timing of the market needs for our products and develop such products at the appropriate times at significant research and development expense, or we may not gain market acceptance of our emerging video solutions and/or adoption of new network architectures and technologies, any of which could harm our operating results and financial condition.

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

Our product development efforts require substantial research and development expense, as we develop new technology, including next generation MSP and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these solutions. Our research and development expense increased from $46.4 million in 2009 to $50.9 million in 2010 without a corresponding increase in revenues, and there can be no assurance that we will achieve an acceptable return on our research and development efforts, and no assurance that we will be able to deliver our solutions in time to achieve market acceptance.

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

We anticipate that our gross margins will fluctuate with changes in our product mix and our fixed cost absorption. We expect decreases in the average selling prices of our hardware and software products to further adversely impact our operating results.

Our product gross margins decreased in 2010 compared to our product gross margins in 2009. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. Additionally, our failure to develop and introduce new products on a timely basis or to effectively absorb our fixed costs would likely contribute to a decline in our gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

If we do not accurately anticipate the correct mix of our products that will be sold, we may be required to record charges related to excess inventories.

Due to the unpredictable nature of the demand for our products, we are required to place non-cancellable orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. Our inventory balance was approximately $6.2 million higher as of December 31, 2010 compared to December 31, 2009. In order to reduce the negative financial impact of excess production, we may be required to significantly reduce the sales prices of our products in an attempt to increase demand, which in turn could result in a reduction in the value of the original inventory. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value. Writing down inventory or reducing product prices could adversely impact our gross margins and financial condition.

Any further economic downturn will likely adversely affect our financial condition and results of operations and make our future business more difficult to forecast and manage.

Our business is sensitive to changes in general economic conditions, both in the U.S. and globally. Due to the continued tight credit markets and concerns regarding the availability of credit, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and therefore harm our business and results of operations.

We expect our business to be adversely impacted by any future downturn in the U.S. or global economies as our customers’ capital spending is expected to be reduced during in response to such conditions. Any uncertainty in the U.S. and global economies would likely make it more difficult for us to forecast and manage our business.

Our efforts to develop additional channels to market and sell our products internationally may take longer to be successful than we anticipate, if they succeed at all.

Our video solutions traditionally have been sold directly to large cable MSOs, and a limited number of telecommunications companies. To date, we have not focused on smaller service providers and have had only limited access to service providers in certain international markets, including Asia and Europe. Although we intend to establish strategic relationships with leading distributors worldwide in an attempt to reach new customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with cable MSOs and telecommunications companies that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

International sales represented 9.5% of our net revenues for 2010 compared to 11.2% for 2009. Our international sales depend on our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, our recent efforts at international expansion have not resulted in increased revenues from these markets, and there can be no assurance that our current efforts will substantially diversify our product revenue. We may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

Our expansion of international development operations may take longer to be successful than we anticipate, if they succeed at all.

As of December 31, 2010, approximately 81% of our research and development headcount was located outside the U.S., primarily in Israel and increasingly in China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or could take longer than we anticipate.

Our international operations, and the international operations of our contract manufacturers and our outsourced development contractors, are subject to a number of risks, any or all of which could reduce our future revenues or increase our costs from our international operations.

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

Our products must interoperate with our customers’ existing networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing networks. To meet these requirements, we must undertake development efforts that require substantial capital investment and employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. For example, our products currently interoperate with equipment from several vendors such as ARRIS Group, Cisco Systems, Microsoft and Motorola. If we fail to maintain compatibility with these vendors (some of whom are our competitors), we may face substantially reduced demand for, or delay in the implementation of, our products, either or both of which would adversely affect our business, operating results and financial condition.

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

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, or succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products to existing customers would be adversely affected and our reputation with potential customers could be harmed. In addition, to the extent we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. Our failure to maintain high-quality support and services would have a material adverse effect on our business, operating results and financial condition.

If we fail to comply with new laws and regulations, or changing interpretations of existing laws or regulations, our future revenues could be adversely affected.

Our products are subject to various legal and regulatory requirements and changes. For example, effective June 12, 2009, federal law required that television broadcast stations stop broadcasting in analog format and broadcast only in digital format. We believe that this change accelerated the timing of sales of our digital products, and consequently the revenue associated with our broadcast solutions decreased after June 30, 2009. These and other implementations of laws and interpretations of existing regulations could cause our customers to forgo or change the timing of spending on new technology rollouts, such as switched digital video, which could make our results more difficult to predict, or harm our revenues.

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

We must manage our business effectively even if our infrastructure, management and resources might be strained due to our continued expense reduction efforts.

In the past several years, including this year, we have undertaken a number of reductions in force, experienced a number of changes in our executive management and implemented other cost reduction measures. In addition, we currently have a vacancy on our audit committee. Effectively managing our business with reduced headcount and expenses in some areas, and board vacancies, will likely place increased strain on our existing resources.

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

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of December 31, 2010, we had 166 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at this facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

We and our contract manufacturers obtain many components necessary for the manufacture or integration of our products from a sole supplier or a limited group of suppliers. We or our contract manufacturers do not typically have long-term agreements in place with such suppliers. As an example, we do not have a long-term purchase agreement in place with PowerOne, the sole supplier of power supplies for our products. Our direct and indirect reliance on sole or limited suppliers involves several risks, including the inability to obtain an adequate supply of required components, and reduced control over pricing, quality and timely delivery of components. Our ability to deliver our products on a timely basis to our customers would be materially adversely impacted if we or our contract manufacturers needed to find alternative replacements for (as examples) the chassis, chipsets, central processing units or power supplies that we use in our products. Significant time and effort would be required to locate new vendors for these alternative components, if alternatives are even available. Moreover, the lead times required by the suppliers of some components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. Even as we increase our use of standardized components, we may experience supply chain issues, particularly as a result of market volatility. Such volatility could lead suppliers to decrease inventory, which in turn would lead to increased manufacturing lead times for us. In addition, increased demand by third parties for the components we use in our products (for example, Field Programmable Gate Arrays or other semiconductor technology) may lead to decreased availability and higher prices for those components from our suppliers, since we generally carry little inventory of our product components. As a result, we may not be able to secure enough components at reasonable prices or of acceptable quality to build products in a timely manner, which would impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

For manufacturing and assembly, we currently rely exclusively on Flextronics or Benchmark, depending on the product, to assemble our products, manage our supply chain and negotiate component costs for our solutions. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays (including delays in their ability to purchase components, as noted above), disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If these contract manufacturers are unable to negotiate with their suppliers for reduced component costs, our operating results would be harmed. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change contract manufacturers, we may lose net revenues, incur increased costs and damage our customer relationships.

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

As of December 31, 2010, we had $143.5 million in cash, cash equivalents and investments in marketable securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by any uncertainty in the U.S. and global credit markets such as the conditions in late 2008 and 2009 that affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.

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

Our corporate headquarters are located at 475 Broadway Street, Redwood City, California. We lease 27,646 square feet of office space and the lease expires in December 2011.

In addition to our corporate headquarters, we lease 87,319 square feet of office space in Westborough, Massachusetts under a lease that expires in March 2012. We do not utilize approximately 32,000 square feet of this space and we have sublet 10,826 square feet of this unutilized space. We also lease 70,826 square feet of office space in Tel Aviv, Israel under a lease that expires in February 2013, and we have sublet approximately 32,900 square feet. We also lease approximately 22,100 square feet of office space in Shenzhen, China. Additionally, we lease sales and support offices in Hong Kong, Shanghai and Beijing, China; Seoul, Korea; and a warehouse space in Southborough, Massachusetts.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business. As our existing leases expire, we believe that suitable space will be available on commercially reasonable terms.

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

For the indicated periods, the high and low sales prices of our common stock as reported by the Nasdaq Global Market were as follows:

	Year Ended December 31, 2010
	High	Low

First quarter	$3.61	$2.70
Second quarter	$3.64	$2.76
Third quarter	$3.25	$2.60
Fourth quarter	$3.28	$2.54

	Year Ended December 31, 2009
	High	Low

First quarter	$7.10	$4.13
Second quarter	$7.18	$4.68
Third quarter	$5.90	$3.63
Fourth quarter	$4.45	$3.20

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

Stockholders

As of March 1, 2011, there were 63 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to provide an exact total number of stockholders represented by these record holders; however we believe there are currently approximately 4,000 beneficial owners of our common stock.

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

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Selected financial data was as follows (in thousands except per share amounts):

	Years Ended December 31,
	2010	2009	2008	2007	2006

Consolidated Statement of Operations Data:
Net revenues:
Products	$73,606	$93,662	$148,417	$144,715	$154,013
Services	38,109	45,852	36,876	31,795	22,611

Total net revenues	111,715	139,514	185,293	176,510	176,624
Cost of net revenues:
Products	42,705	45,961	60,207	76,260	74,152
Services	11,850	12,384	12,755	13,414	9,245

Total cost of net revenues	54,555	58,345	72,962	89,674	83,397
Gross profit:
Products	30,901	47,701	88,210	68,455	79,861
Services	26,259	33,468	24,121	18,381	13,366

Total gross profit	57,160	81,169	112,331	86,836	93,227

Operating expenses:
Research and development	50,923	46,431	54,043	51,862	37,194
Sales and marketing	20,939	24,201	28,935	39,868	29,523
General and administrative	16,492	18,862	20,884	16,286	13,176
Restructuring charges	900	1,356	2,055	2,998	—
Amortization of intangible assets	—	—	733	572	572
Gain on sale of intangible assets	—	—	(1,800)	—	—
Class action litigation charges	—	477	1,504	—	—

Total operating expenses	89,254	91,327	106,354	111,586	80,465

Operating (loss) income	(32,094)	(10,158)	5,977	(24,750)	12,762
Other income (expense)	858	2,352	6,203	608	(1,360)

(Loss) income before provision for (benefit from) income taxes	(31,236)	(7,806)	12,180	(24,142)	11,402
Provision for (benefit from) income taxes	338	(1,067)	2,400	1,225	2,525

Net (loss) income	$(31,574)	$(6,739)	$9,780	$(25,367)	$8,877

Basic net (loss) income per common share	$(0.46)	$(0.10)	$0.15	$(0.52)	$0.78

Diluted net (loss) income per common share	$(0.46)	$(0.10)	$0.15	$(0.52)	$0.16

Shares used in basic net (loss) income per common share	68,389	65,936	63,559	49,041	11,433

Shares used in diluted net (loss) income per common share	68,389	65,936	67,264	49,041	57,053

	As of December 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Current assets	$163,857	$201,513	$210,835	$193,219	$109,126
Noncurrent assets	16,914	22,075	23,287	25,367	19,924
Total assets	180,771	223,588	234,122	218,586	129,050
Current liabilities	32,243	54,017	68,437	83,923	84,070
Noncurrent liabilities	14,395	19,295	27,266	23,077	23,287
Preferred stock warrant liabilities	—	—	—	—	3,152
Redeemable convertible preferred stock	—	—	—	—	117,307

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net Revenues.  We derive our net revenues principally from our video products and related service offerings. Our sales cycle typically ranges from six to eighteen months, but can be longer if the sale relates to new product introductions. Our sales process generally involves several stages before we can recognize revenues on the sale of our products. As a provider of advanced technologies, we seek to actively participate with our existing and potential customers in the evaluation of their technology needs and network architectures, including the development of initial designs and prototypes. Following these activities, we typically respond to a service provider’s request for proposal, configure our products to work within our customer’s network architecture, and test our products first in laboratory testing and then in field environments to ensure interoperability with existing products in the service provider’s network. Following testing, our revenue recognition generally depends on satisfying the acceptance criteria specified in our contract with the customer and our customer’s schedule for roll-out of the product. Completion of several of these stages is substantially outside of our control, which causes our revenue patterns from a given customer to vary widely from period to period. After initial deployment of our products, subsequent purchases of our products typically have a more compressed sales cycle.

Due to the concentrated nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. Within a given quarter, our revenues from our large customers can vary significantly based upon their budgetary cycles and implementation schedules. For the years ended December 31, 2010, 2009 and 2008, we derived approximately 74%, 78% and 81%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results. We often recognize a substantial portion of our revenues in the last month of a quarter, which limits our visibility to estimate future revenues, product mix and gross margins.

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

Gross Margin.  Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software, hardware and services sold, and the average selling prices of our products. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we expect the average selling prices of our products to be adversely impacted by competitive pricing pressures, but we seek to minimize the impact to our gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer’s network, which can influence the amount and complexity of design, integration and installation services. Our overhead costs for our services are relatively fixed, and fluctuations of our service revenues impact our service gross margin, which historically has been, and we expect will continue to be, higher than our product gross margin.

Operating Expenses.  Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel-related costs are the most significant component of our operating expenses. We expect our operating expenses, excluding restructuring charges, to decrease in absolute dollars for the year ending December 31, 2011 compared to the year ended December 31, 2010, primarily due to the expense reduction measures we announced on January 11, 2011, which resulted in a reduction in headcount of approximately 9%. Additionally, we are consolidating certain facility space to further streamline our operations. As a result of these measures, we expect to incur a one-time charge of approximately $2.0 million for the three months ending March 31, 2011.

Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Shenzhen, China; Westborough, Massachusetts and Redwood City, California. We expect our research and development expense to decrease in absolute dollars for the year ending December 31, 2011 compared to the year ended December 31, 2010, primarily due to a projected reduction in headcount.

Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to increase modestly in absolute dollars for the year ending December 31, 2011 compared to the year ended December 31, 2010, primarily due to projected growth in headcount to expand our international distribution channels, and to a lesser extent a projected increase in variable compensation expense attributable to projected growth in orders.

General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional services and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect general and administrative expense to decease modestly for the year ending December 31, 2011, compared to the year ended December 31, 2010, primarily due to cost containment efforts.

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

Revenue Recognition

Our software and hardware product applications are sold as solutions and our software is a significant component of these solutions. We provide unspecified software updates and enhancements related to products through support contracts. As a result, we account for revenues in accordance with Accounting Standards Codification (ASC) 985 Software, for each transaction, all of which involve the sale of products with a significant software component. Revenue is recognized when all of the following have occurred: (1) we have entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

In October 2009, the FASB issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted ASU 2009-13 and ASU 2009-14 effective January 1, 2011, and do not expect a material effect on our consolidated financial position, results of operations or cash flows.

Inventories, Net

Inventories, net consist primarily of finished goods and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method, and is comprised of material, labor, and overhead. Our net inventory balance was $11.1 million and $4.9 million as of December 31, 2010 and 2009, respectively. Our inventory requires lead time to manufacture, and therefore we are required to order certain inventory in advance of our anticipated sales. We regularly monitor inventory quantities on-hand and record write-downs for excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market value, and are charged to the provision for inventory which is a component of our cost of net product revenues. At the point of the write-down a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We record a liability for firm noncancellable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of December 31, 2010, and 2009, the liability for these purchase commitments was $0.8 million and zero, respectively, and was included in other current liabilities on our consolidated balance sheets, and cost of net product revenues in our consolidated statements of operations.

The inventory provision balances included in inventories, net on our consolidated balance sheets were $2.8 million and $2.6 million as of December 31, 2010 and 2009, respectively. Our write-downs for inventory charged to cost of net product revenues were $1.9 million, $1.8 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. We could be required to increase our inventory provision balances if there were to be sudden and significant decreases in demand for our products or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements. We continue to regularly evaluate the exposure for inventory write-downs and the adequacy of our liability for purchase commitments.

Warranty Liabilities

We provide a warranty for our software and hardware products. In most cases, we warrant that our hardware will be free of defects in workmanship for one year, and that our software media will be free of defects for 90 days. In master purchase agreements with large customers, however, we often warrant that our products (hardware and software) will function in material conformance to specifications for a period ranging from one to five years from the date of shipment. In general, we accrue for warranty claims based on our historical claims experience. In addition, we accrue for warranty claims based on specific events and other factors when we believe an exposure is probable and can be reasonably estimated. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Stock-Based Compensation

We apply the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation. Stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. We do not capitalize any stock-based compensation.

Under ASC 718, we estimate the fair value of stock options granted using a Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. In valuing share-based awards under ASC 718, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The computation of expected volatility is derived primarily from our weighted historical volatility following our IPO in March 2007, and to a lesser extent, the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry. The expected term of options granted represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110. In the future, as we gain historical data for volatility in our stock and the actual term employees hold their options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Restricted stock units (RSU) grants under the 2007 Plan generally vest in increments over two to four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of our common stock on the date of grant. This fair value is then amortized on a straight-line basis over the requisite service periods of the RSUs, which is generally the vesting period.

On October 18, 2010, our stockholders approved a one-time voluntary stock option exchange program that permitted eligible employees to exchange certain outstanding stock options that were underwater for a lesser number of RSUs. The Exchange Program commenced on October 21, 2010 and ended on November 18, 2010. Following the exchange, 5.2 million options were exchanged for 1.8 million RSUs. We elected to use the pooled method to account for exchanged options. Under the pooled method the unamortized stock based compensation expense associated with the exchanged options and any incremental expense will be recognized over the remaining vesting period of the RSUs.

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

Accounting for Income Taxes

Income taxes are calculated under the provisions of ASC 740 Incomes Taxes. Under ASC 740, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized.

Management judgment is required in determining our provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. As of December 31, 2010, we recorded a full valuation allowance against our deferred tax assets arising from U.S. operations since, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize all of these deferred tax assets in the future. We intend to maintain the full valuation allowance against our U.S. deferred tax assets until sufficient evidence exists to support its reversal. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

The percentage relationships of the listed items from our consolidated statements of operations as a percentage of total net revenues were as follows:

	Years Ended December 31,
	2010	2009	2008

Total net revenues	100.0%	100.0%	100.0%
Total cost of net revenues	48.8	41.8	39.4

Total gross profit	51.2	58.2	60.6

Operating expenses:
Research and development	45.6	33.3	29.2
Sales and marketing	18.7	17.3	15.6
General and administrative	14.8	13.6	11.3
Restructuring charges	0.8	1.0	1.1
Amortization of intangible assets	—	—	0.4
Gain on sale of intangible assets	—	—	(1.0)
Class action litigation charges	—	0.3	0.8

Total operating expenses	79.9	65.5	57.4

Operating (loss) income	(28.7)	(7.3)	3.2
Interest income	1.1	1.8	2.8
Other (expense) income, net	(0.4)	(0.1)	0.6

(Loss) income before provision for (benefit from) income taxes	(28.0)	(5.6)	6.6
Provision for (benefit from) income taxes	0.3	(0.8)	1.3

Net (loss) income	(28.3)%	(4.8)%	5.3%

Years Ended December 31, 2010 and 2009

Net Revenues

Total net revenues decreased 19.9% to $111.7 million for 2010 from $139.5 million for 2009. The $27.8 million decrease was primarily due to a $20.1 million decrease in product revenues and a $7.7 million decrease in service revenues.

Revenues from our top five customers comprised 74% and 78% of net revenues for 2010 and 2009, respectively. For 2010, Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. For 2009, Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues. Time Warner Cable represented slightly more than 30% of our net revenues for both 2010 and 2009, which was related to some large Switched Digital Video projects.

Net revenues by geographical region based on the shipping destination of customer orders as a percentage of total net revenues were as follows:

	Years Ended December 31,
	2010	2009

United States	90.5%	88.7%
Asia	6.4	7.0
Europe	1.6	3.0
Americas, excluding United States	1.5	1.3

Total net revenues	100.0%	100.0%

Product Revenues.  Product revenues for 2010 were $73.6 million compared to $93.7 million for 2009. The $20.1 million decrease was primarily attributable to a $13.8 million decrease in Switched Digital Video (SDV) revenues. Early SDV adopters substantially completed their initial deployments and potential new customers did not commence an SDV deployment in 2010. Broadcast Video revenues decreased to a lesser extent primarily due to a decline in orders from our customers. TelcoTV revenues decreased modestly due to a slowdown in the rollout of the FiOS system by Verizon, which we expect will continue for the near term. These decreases were offset by a modest increase in IPTV revenues related to our new product offerings, including our new Media Services Platform. We anticipate IPTV will have a more meaningful contribution in fiscal 2011.

Service Revenues.  Service revenues for 2010 were $38.1 million compared to $45.9 million for 2009. The decrease was primarily due to a one-time recognition of $5.6 million of previously deferred service revenues from a large TelcoTV customer related to analog technology that was transitioned to digital technology during 2009, which did not occur in the comparable 2010 period. Video customer support and maintenance revenues decreased to a lesser extent due to downward pricing pressure from existing customers. Lastly, video installation and training revenues decreased modestly due to a decline in overall order volume, primarily related to less SDV deployments from both new and existing customers.

Gross Profit and Gross Margin

Gross profit.  Gross profit for 2010 was $57.2 million compared to $81.2 million for 2009. Gross margin decreased to 51.2% for 2010 compared to 58.2% in 2009.

Product gross margin.  Product gross margin for 2010 was 42.0% compared to 50.9% for 2009. The decrease was primarily due to lower absorption of fixed manufacturing costs, a higher concentration of revenues being generated from lower margin hardware products and continued downward pricing pressure. During the year ended December 31, 2010, we recorded an expense to cost of net product revenues of $1.5 million, which was the remaining net book value of purchased QAM edge resource management software, as there were no material estimated future revenues for this technology in the near term. In absolute dollars, manufacturing overhead decreased $1.1 million for year ended December 31, 2010 from the comparable prior period primarily due to a $0.4 million decrease in wages and benefits related to decreased headcount and $0.4 million related to lower depreciation expense. Our provision for excess and obsolete inventory was $1.9 million for 2010, and the provision was $1.8 million for 2009. The 2010 provision was primarily related to excess raw materials and customer service inventories. Additionally, in 2010 we recorded a liability for non-cancellable purchase commitments for quantities in excess of our future demand forecasts of $0.8 million, compared to zero for 2009. Product gross margin for 2010 and 2009 included stock-based compensation of $1.2 million for both years.

Services gross margin.  Services gross margin for 2010 was 68.9% compared to 73.0% for 2009. This decrease was primarily due to a $7.7 million decrease in service revenues, primarily attributable to a one-time $5.6 million recognition of deferred service revenues from analog technology that was transitioned to digital technology with no related cost of service during 2009, which did not occur in 2010. Cost of services decreased $0.5 million for 2010 from 2009 primarily due to lower wages and benefits related to decreased headcount. Services gross margin for 2010 and 2009 included stock-based compensation of $0.9 million and $0.7 million, respectively.

Operating Expenses

Research and Development.  Research and development expense was $50.9 million for 2010, or 45.6% of net revenues compared to $46.4 million for 2009, or 33.3% of net revenues. This increase was primarily due to a $2.1 million increase in wages and benefits related to increased headcount, a $1.0 million increase in independent contractor costs and a $0.9 million increase in prototype expense related to the development of new product offerings. Research and development expense included stock-based compensation of $4.9 million for both 2010 and 2009.

Sales and Marketing.  Sales and marketing expense was $20.9 million for 2010, or 18.7% of net revenues compared to $24.2 million for 2009, or 17.3% of net revenues. This decrease was primarily due to a $1.7 million decrease in compensation expense, which was attributable to a reduction in headcount. Additionally, marketing programs decreased $0.7 million due to cost containment efforts. Sales and marketing expense included stock-based compensation of $2.1 million and $2.4 million for 2010 and 2009, respectively.

General and Administrative.  General and administrative expense was $16.5 million for 2010, or 14.8% of net revenues compared to $18.9 million for 2009, or 13.6% of net revenues. The decrease was due to a $1.2 million decrease in litigation-related activities and a $0.6 million decrease in bonus expense as a result of a decline in our financial performance. General and administrative expense included stock-based compensation of $3.9 million and $4.8 million for 2010 and 2009, respectively.

Restructuring Charges.  Restructuring charges relate to costs in connection with restructuring plans that were authorized by our Audit Committee under designation of our Board of Directors in response to market and economic conditions. Restructuring charges for 2010 included $0.7 million of severance and related expenses in connection with our May 2010 restructuring and a $0.2 million adjustment to our October 2007 restructuring for vacated facilities due to a further change in expected sub lease rental income. Restructuring charges for 2009 included $0.7 million of severance and related expenses in connection with our February 2009 restructuring, and a $0.7 million adjustment to our October 2007 restructuring for vacated facilities due to a change in expected sublease rental income.

Interest Income

Interest income was $1.3 million for 2010 compared to $2.6 million for 2009. The decrease in interest income was primarily attributable to lower interest rates.

Other (expense) income, net

Other (expense) income, net consists primarily of foreign exchange gains (losses). Other (expense) income, net for 2010 was an expense of $0.4 million, compared to an expense of $0.2 million for 2009.

Provision for Income Taxes

Income tax expense for 2010 was $0.3 million on a pre-tax loss of $31.2 million, compared to $1.1 million of tax benefit on a pre-tax loss of $7.8 million for 2009. For both 2010 and 2009, our effective tax rate differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various jurisdictions carrying foreign income taxes and certain U.S. losses not benefitted due to our valuation allowance. The 2009 effective tax rate also benefitted from beneficial enterprise tax status in Israel of $1.3 million and a federal operating loss carryback which provided a tax benefit of $0.7 million.

As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of $95.2 million and $24.0 million, respectively. We also had federal research and development tax credit carryforwards of approximately $2.9 million and state research and development tax credit carryforwards of approximately $1.4 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire between 2021 and 2030, and the state net operating loss and tax credit carryforwards will expire in different years depending on the specific state, ranging from 2011 to indefinite. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to ownership changes as provided in Section 382 of the Internal Revenue Code and similar state provisions.

We use the with-and-without approach described in guidance which has been incorporated into ASC 740 Income Taxes to determine the recognition and measurement of excess tax benefits. Accordingly, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital, once realized. In addition, we have elected to account for the indirect benefits of stock-based compensation awards on other tax attributes, such as research and development credits and alternative minimum tax credits, in our consolidated statement of operations. As of December 31, 2010, the portion of the federal and state operating loss carryforwards which related to stock option benefits was approximately $15.3 million.

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

Net revenues by geographical region based on the shipping destination of customer orders as a percentage of total net revenues were as follows:

	Years Ended December 31,
	2009	2008

United States	88.7%	91.4%
Asia	7.0	3.6
Europe	3.0	2.9
Americas, excluding United States	1.3	2.1

Total net revenues	100.0%	100.0%

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

Restructuring Charges.  Restructuring charges relate to costs in connection with restructuring plans that were authorized by our Audit Committee under designation of our Board of Directors in response to market and economic conditions. Restructuring charges for 2009 included $0.7 million of severance and related expenses in connection with our February 2009 restructuring and a $0.7 million adjustment to our October 2007 restructuring for vacated facilities due to a change in sub lease rental income assumptions. Restructuring charges for 2008 included $1.1 million of vacated facilities costs and $0.3 million of severance and related expenses in connection with our April 2008 restructure plan. The 2008 charges also included a $0.7 million adjustment related to our October 2007 restructuring due to changes in assumptions for vacated facilities and severance costs.

Gain on sale of intangible assets.  In October 2008, we sold certain intangible assets related to our FastFlow provisioning software technology for consideration of $1.8 million in cash and assumption of certain of our customer obligations.

Class action lawsuit charges.  The Company was a defendant in various class action lawsuits, all of which were settled or dismissed as of December 31, 2009. In accordance with the provisions of ASC 450 Contingencies, we recorded an expense, which represented the amount we have agreed to pay for $0.5 million and $1.5 million for 2009 and 2008, respectively.

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

As of December 31, 2009, we had net operating loss carry-forwards for federal and state income tax purposes of $61.3 million and $20.2 million, respectively. We use the with-and-without approach described in guidance which has been incorporated into ASC 740 Income Taxes to determine the recognition and measurement of excess tax benefits. Accordingly, we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital, once realized. In addition, we have elected to account for the indirect benefits of stock-based compensation awards or other tax attributes, such as research and development credits and alternative minimum tax credits, in our consolidated statement of operations. As of December 31, 2009, the portion of the federal and state operating loss carry-forwards, which related to stock option benefits, was approximately $15.3 million.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of December 31, 2010, we had no long-term debt outstanding.

Cash Flow

Cash, cash equivalents and marketable securities.  As of December 31, 2010, our cash, cash equivalents and marketable securities of $143.5 million were invested primarily in corporate debt securities, commercial paper, securities of U.S. agencies and certificates of deposit. We do not enter into investments for trading or speculative purposes. Although cash, cash equivalents and marketable securities decreased by $28.4 million during 2010, we believe that our existing sources of liquidity will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the networking industry is capital intensive. In order to remain competitive, we must constantly evaluate the need to make significant investments in products and in research and development. We may seek additional equity or debt financing from time to time to maintain or expand our product lines or research and development efforts, or for other strategic purposes such as acquisitions. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and the timing of any strategic acquisitions. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. There are no significant limits or restrictions that affect our ability to access our cash, cash equivalents and marketable securities.

Operating activities

The key line items affecting cash from operating activities were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net (loss) income	$(31,574)	$(6,739)	$9,780
Add back non-cash charges	22,323	23,458	20,494

Net (loss) income before non-cash charges	(9,251)	16,719	30,274
Decrease in accounts receivable	13,494	7,866	1,494
(Increase) decrease in inventories, net	(6,184)	1,190	709
Decrease in deferred revenues, net	(18,396)	(15,696)	(6,726)
Decrease in accounts payable and accrued and other liabilities	(8,299)	(6,925)	(2,332)
Other, net	1,879	(2,831)	115

Net cash (used in) provided by operating activities	$(26,757)	$323	$23,534

*	Non-cash charges primarily related to stock-based compensation and depreciation of property and equipment.

Changes in net cash used in operating activities were influenced by the following factors:

Year Ended December 31, 2010

Our net loss of $31.6 million included non-cash charges of $22.3 million primarily related to $13.0 million of stock-based compensation and $6.7 million of depreciation expense. Operating cash activities included:

Accounts receivable decreased $13.5 million during 2010 due to lower sales and shipments to our customers primarily due to reduced volume and lower average selling prices of our products.

Inventories, net increased $6.2 million during 2010. Inventory, net increased during 2010 due to lower sales and shipments than we anticipated when we placed the orders, and also due to purchases of inventory to prepare for anticipated future sales.

Deferred revenues, net decreased $18.4 million during 2010. This decrease was primarily due to lower sales and shipments in the current year, compared to 2009.

Accounts payable and accrued and other liabilities decreased $8.3 million during 2010. This decrease was primarily due to timing of inventory orders and payments to our suppliers.

Year Ended December 31, 2009

Our net loss of $6.7 million included non-cash charges of $23.5 million primarily related to $14.2 million of stock-based compensation and $8.5 million of depreciation expense. Operating cash activities included:

Accounts receivable decreased $7.9 million during 2009 due to lower sales and shipments to our customers primarily due to the timing of orders.

Deferred revenues, net decreased $15.7 million during 2009. This decrease was primarily due to lower shipments in 2009 than in prior years, and our recognition of service revenues including a one-time recognition of $5.6 million of previously deferred service revenues from a large TelcoTV customer related to analog technology that was transitioned to digital technology during 2009.

Accounts payable and accrued and other liabilities decreased $6.9 million during 2009. This decrease was primarily due to lower accrued compensation and related benefits caused by lower accrued bonus due to cost containment efforts.

Year Ended December 31, 2008

Our net income of $9.8 million included non-cash charges of $20.5 million primarily related to $11.9 million of stock-based compensation and $9.8 million of depreciation expense. Operating cash activities included deferred revenues, net, which decreased $6.7 million during 2008. This was primarily due to a decrease in deferred product revenues due to the timing of orders.

Investing Activities

Our investing activities provided cash of $21.1 million for 2010, primarily from maturities and sales, net of purchases of marketable securities of $24.8 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $3.9 million.

Our investing activities used cash of $30.7 million for 2009, primarily from purchases, net of maturities and sales of marketable securities of $23.8 million, the purchase of property and equipment, primarily computer and engineering equipment of $4.6 million, and the purchase of a software license for $2.5 million.

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

Financing Activities

Our financing activities provided cash of $2.3 million, $4.3 million and $5.4 million, for 2010, 2009 and 2008, respectively, primarily through the exercise of stock options under our equity incentive plans and sale of stock under our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2010 were as follows (in thousands):

	Payments Due by Period:
					More
		Less Than			Than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations(1)	$6,297	$3,744	$2,553	$—	$—
Purchase obligations(2)	6,332	6,332	—	—	—

Total obligations	$12,629	$10,076	$2,553	$—	$—

(1)	Operating lease obligations are net of $0.9 million of sublease rentals from a portion of our Tel Aviv and Massachusetts facilities.

(2)	Purchase obligations consist of firm non-cancelable agreements to purchase inventory.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

Effects of Inflation

Our monetary assets, consisting primarily of cash, marketable securities and accounts receivable, are not materially affected by inflation because they are short-term in duration. Our non-monetary assets, consisting primarily of inventory, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that the impact of inflation on the replacement costs of our equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of goods sold and operating expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products and services offered by us.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities, government and non-government debt securities, money market funds and certificates of deposit. The risk associated with fluctuating interest rates is not limited to our investment portfolio. As of December 31, 2010, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the year ended December 31, 2010, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging would have resulted in an increase in our loss before taxes of approximately $3.3 million for the year ended December 31, 2010.

We continue to hedge a portion of our projected exposure to exchange rate fluctuations between the U.S. dollar and the Israeli New Shekel. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging program is relatively short-term in nature, a long-term material change in the value of the U.S. dollar versus the Israeli New Shekel could adversely impact our operating expenses in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BigBand Networks, Inc.

We have audited the accompanying consolidated balance sheets of BigBand Networks, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BigBand Networks, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BigBand Networks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

San Jose, California
March 9, 2011

BigBand Networks, Inc.

Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$21,537	$24,894
Marketable securities	122,012	147,014
Accounts receivable, net of allowance for doubtful accounts of $17 and $56 as of December 31, 2010 and 2009, respectively	5,001	18,495
Inventories, net	11,117	4,933
Prepaid expenses and other current assets	4,190	6,177

Total current assets	163,857	201,513
Property and equipment, net	8,088	11,417
Goodwill	1,656	1,656
Other non-current assets	7,170	9,002

Total assets	$180,771	$223,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,656	$9,483
Accrued compensation and related benefits	5,178	5,023
Current portion of deferred revenues, net	18,143	32,428
Current portion of other liabilities	4,266	7,083

Total current liabilities	32,243	54,017
Deferred revenues, net, less current portion	8,327	12,438
Other liabilities, less current portion	1,692	2,642
Accrued long-term Israeli severance pay	4,376	4,215
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of December 31, 2010 and 2009; 69,687 and 67,138 shares issued and outstanding as of December 31, 2010 and 2009, respectively	70	67
Additional paid-in capital	299,003	283,704
Accumulated other comprehensive income	253	124
Accumulated deficit	(165,193)	(133,619)

Total stockholders’ equity	134,133	150,276

Total liabilities and stockholders’ equity	$180,771	$223,588

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net revenues:
Products	$73,606	$93,662	$148,417
Services	38,109	45,852	36,876

Total net revenues	111,715	139,514	185,293

Cost of net revenues:
Products	42,705	45,961	60,207
Services	11,850	12,384	12,755

Total cost of net revenues	54,555	58,345	72,962

Gross profit	57,160	81,169	112,331

Operating expenses:
Research and development	50,923	46,431	54,043
Sales and marketing	20,939	24,201	28,935
General and administrative	16,492	18,862	20,884
Restructuring charges	900	1,356	2,055
Amortization of intangible assets	—	—	733
Gain on sale of intangible assets	—	—	(1,800)
Class action litigation charges	—	477	1,504

Total operating expenses	89,254	91,327	106,354

Operating (loss) income	(32,094)	(10,158)	5,977
Interest income	1,259	2,570	5,174
Other (expense) income, net	(401)	(218)	1,029

(Loss) income before provision for (benefit from) income taxes	(31,236)	(7,806)	12,180
Provision for (benefit from) income taxes	338	(1,067)	2,400

Net (loss) income	$(31,574)	$(6,739)	$9,780

Basic net (loss) income per common share	$(0.46)	$(0.10)	$0.15

Diluted net (loss) income per common share	$(0.46)	$(0.10)	$0.15

Shares used in basic net (loss) income per common share	68,389	65,936	63,559

Shares used in diluted net (loss) income per common share	68,389	65,936	67,264

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balance as of December 31, 2007	61,907	$62	$248,139	$(203)	$248	$(136,660)	$111,586
Proceeds from exercise of common stock options	2,275	2	3,753	—	—	—	3,755
Proceeds from issuance of common stock under employee stock purchase plan	362	1	1,483	—	—	—	1,484
Vesting of restricted stock units, net	27	—	—	—	—	—	—
Tax benefit from stock options	—	—	158	—	—	—	158
Stock-based compensation	—	—	11,695	—	—	—	11,695
Net exercise for payment of tax liability for employee	—	—	(29)	—	—	—	(29)
Amortization of deferred stock-based compensation, net of reversals	—	—	(23)	203	—	—	180
Exercise of warrants — cashless	68	—	—	—	—	—	—
Comprehensive income:
Net unrealized losses on cash flow hedges	—	—	—	—	(340)	—	(340)
Net unrealized gains on marketable securities	—	—	—	—	476	—	476
Net settled unrealized losses on cash flow hedges	—	—	—	—	(326)	—	(326)
Net income	—	—	—	—	—	9,780	9,780

Total comprehensive income							9,590

Balance as of December 31, 2008	64,639	65	265,176	—	58	(126,880)	138,419
Proceeds from exercise of common stock options	1,444	1	2,711	—	—	—	2,712
Proceeds from issuance of common stock under employee stock purchase plan	478	—	1,593	—	—	—	1,593
Vesting of restricted stock units, net	577	1	(1)	—	—	—	—
Tax benefit from stock options	—	—	17	—	—	—	17
Stock-based compensation	—	—	14,219	—	—	—	14,219
Net exercise for payment of tax liability for employee	—	—	(11)	—	—	—	(11)
Comprehensive loss:
Net unrealized gains on cash flow hedges	—	—	—	—	191	—	191
Net unrealized losses on marketable securities	—	—	—	—	(404)	—	(404)
Net settled unrealized gains on cash flow hedges	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	(6,739)	(6,739)

Total comprehensive loss							(6,673)

Balance as of December 31, 2009	67,138	67	283,704	—	124	(133,619)	150,276
Proceeds from exercise of common stock options	899	1	1,018	—	—	—	1,019
Proceeds from issuance of common stock under employee stock purchase plan	504	1	1,247	—	—	—	1,248
Vesting of restricted stock units, net	1,024	1	(1)	—	—	—	—
Stock-based compensation	—	—	13,035	—	—	—	13,035
Exercise of warrants — cashless	122	—	—	—	—	—	—
Comprehensive loss:
Net unrealized gains on cash flow hedges	—	—	—	—	147	—	147
Net unrealized losses on marketable securities	—	—	—	—	(176)	—	(176)
Net settled unrealized gains on cash flow hedges	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	(31,574)	(31,574)

Total comprehensive loss							(31,445)

Balance as of December 31, 2010	69,687	$70	$299,003	$—	$253	$(165,193)	$134,133

See accompanying notes.

BigBand Networks, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Cash Flows from Operating activities
Net (loss) income	$(31,574)	$(6,739)	$9,780
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	13,035	14,219	11,695
Depreciation of property and equipment	6,681	8,457	9,833
Write-off of software license	1,458	—	—
Amortization of software license	625	417	—
Loss on disposal of property and equipment	470	103	337
Net settled unrealized gains (losses) on cash flow hedges	54	279	(326)
Amortization of intangible assets	—	—	733
Gain on sale of intangible assets — Fast Flow technology	—	—	(1,800)
Amortization of deferred stock-based compensation	—	—	180
Tax benefit from stock options	—	(17)	(158)
Change in operating assets and liabilities:
Decrease in accounts receivable, net	13,494	7,866	1,494
(Increase) decrease in inventories, net	(6,184)	1,190	709
Decrease (increase) in prepaid expenses and other current assets	2,098	(2,493)	292
Increase in other non-current assets	(380)	(808)	(734)
(Decrease) increase in accounts payable	(4,827)	1,133	(3,161)
Increase in long-term Israeli severance pay	161	470	557
(Decrease) increase in accrued and other liabilities	(3,472)	(8,058)	829
Decrease in deferred revenues	(18,396)	(15,696)	(6,726)

Net cash (used in) provided by operating activities	(26,757)	323	23,534

Cash Flows from Investing activities
Purchase of marketable securities	(176,235)	(168,539)	(202,829)
Proceeds from maturities of marketable securities	166,089	130,271	151,154
Proceeds from sale of marketable securities	34,972	14,504	27,854
Purchase of property and equipment	(3,871)	(4,619)	(11,077)
Decrease in restricted cash	129	162	6
Proceeds from sale of property and equipment	49	—	9
Purchase of software license	—	(2,500)	—
Proceeds from sale of intangible assets — Fast Flow technology	—	—	1,800

Net cash provided by (used in) investing activities	21,133	(30,721)	(33,083)

Cash Flows from Financing activities
Proceeds from issuance of common stock under employee stock plans	1,248	1,593	1,484
Proceeds from exercise of common stock options, net of tax liability	1,019	2,701	3,726
Tax benefit from stock options	—	17	158

Net cash provided by financing activities	2,267	4,311	5,368

Net decrease in cash and cash equivalents	(3,357)	(26,087)	(4,181)
Cash and cash equivalents as of beginning of year	24,894	50,981	55,162

Cash and cash equivalents as of end of year	$21,537	$24,894	$50,981

Supplemental disclosure of cash flow information
Income taxes (received) paid	$(1,539)	$1,239	$2,874

See accompanying notes.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, valuation of inventories and noncancellable and unconditional purchase commitments, valuation of stock-based awards, provision for warranty claims, the allowance for doubtful accounts, restructuring costs, valuation of goodwill and long-lived assets, and income tax amounts. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

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

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Marketable securities consist principally of corporate debt securities, commercial paper, securities of U.S. agencies and certificates of deposit, with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of December 31, 2010, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, derivatives used in the Company’s hedging program, accounts payable, other accrued liabilities, and the Israeli severance pay fund assets approximate their fair value.

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

The Company’s customers are impacted by several factors, including an industry downturn and tightening of access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts receivable related to large customers. Customers with accounts receivable balances of 10% or greater of the total accounts receivable balances as of December 31, 2010 and 2009, and customers representing 10% or greater of net revenues for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Percentage of Total
	Accounts Receivable as of		Percentage of Net Revenues
	December 31,		for the Years Ended December 31,
Customers	2010	2009	2010	2009	2008

A	18%	24%	33%	33%	27%
B	10%	*	15%	18%	29%
C	29%	15%	*	10%	*
D	13%	43%	11%	*	14%

*	Represents less than 10%

Inventories, Net

Inventories, net consist primarily of finished goods and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method, and is comprised of material, labor, and overhead. The Company’s net inventory balance was $11.1 million and $4.9 million as of December 31, 2010 and 2009, respectively. The Company’s inventory requires lead time to manufacture, and therefore it is required to order certain inventory in advance of anticipated sales. The Company regularly monitors inventory quantities on-hand and record write-downs for excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market value, and are charged to the provision for inventory which is a component of its cost of net product revenues. At the point of the

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-down a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The Company records a liability for firm noncancellable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of its excess and obsolete inventory. As of December 31, 2010, and 2009, the liability for these purchase commitments was $0.8 million and zero, respectively, and was included in other current liabilities on the Company’s consolidated balance sheets, and cost of net product revenues in its consolidated statements of operations.

The inventory provision balances included in inventories, net on the Company’s consolidated balance sheets were $2.8 million and $2.6 million as of December 31, 2010 and 2009, respectively. The Company’s write-downs for inventory charged to cost of net product revenues were $1.9 million, $1.8 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company could be required to increase its inventory provision balances if there were to be sudden and significant decreases in demand for its products or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements. The Company continues to regularly evaluate the exposure for inventory write-downs and the adequacy of its liability for purchase commitments.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method and recorded over the estimated useful lives as follows:

Useful life

Computers, software and related equipment	3 years
Engineering and other equipment	1.5-5 years
Office furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life of the asset

Software licenses purchased

The Company capitalizes the costs of software licenses purchased from external parties if the technological feasibility of the product as a whole (that is, the product that will be ultimately marketed) has been established at the time of purchase. Amortization of the software license is based on the straight-line method over the remaining estimated economic life of the product. The Company wrote off approximately $1.5 million related to a capitalized software license during 2010, as further described in note 6 under other non-current assets, as there were no material estimated future revenues for this technology in the near term.

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

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. This annual test is performed in the Company’s fourth quarter. The Company considered several factors including its management structure and the nature of its operations and concluded that it has only one reporting unit. Consistent with this determination, it reviewed the carrying amount of this unit compared to its fair value based on quoted market prices of the Company’s common stock. Following this approach, through December 31, 2010, no impairment losses have been recognized.

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

Income Taxes

Income taxes are calculated under the provisions of ASC 740 Incomes Taxes. Under ASC 740, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized.

Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. As of December 31, 2010, the Company recorded a full valuation allowance against its deferred tax assets arising from U.S. operations since, based on the available evidence, it believed at that time it was more likely than not that the Company would not be able to utilize all of these deferred tax assets in the future. The Company intends to maintain the full valuation allowance against its U.S. deferred tax assets until sufficient evidence exists to support its reversal. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

Foreign Currency Derivative Instruments

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

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens against the Israeli New Shekel, the decrease in the value of future foreign currency expenses

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, on occurrence of the forecasted transaction, is subsequently reclassified to the consolidated statement of operations, primarily in research and development expenses. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net. For the years ended December 31, 2010 and 2009, the ineffective portion was not material. For the year ended December 31, 2008, the gain was $0.8 million. These derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of December 31, 2010 will have settled as of June 30, 2011.

Prior to June 30, 2010, the Company entered into foreign currency forward contracts to reduce the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than its functional currency, which is the U.S. dollar. The Company did not have any such transactions outstanding as of December 31, 2010. The Company recognized these derivative instruments as either assets or liabilities on the consolidated balance sheet at fair value. These forward exchange contracts were not accounted for as hedges; therefore, changes in the fair value of these instruments were recorded as other income (expense), net in the consolidated statement of operations. These derivative instruments generally had maturities of 90 days. Gains and losses on these contracts were intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, primarily liabilities denominated in Israeli New Shekels, and therefore, did not subject the Company to material balance sheet risk.

All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of December 31,
	2010	2009

Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS 27,000	ILS 27,000

Notional amount of currency option contracts: U.S. dollars	$7,548	$7,454

Unrealized gains (losses) included in other comprehensive income on condensed consolidated balance sheets:
Settled — underlying derivative was settled but forecasted transaction has not occurred	$50	$(4)
Unsettled — primarily included as other current assets (liabilities)	104	(147)

Total unrealized gains (losses) included in other comprehensive income	$154	$(151)

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in accumulated other comprehensive income (loss) from cash flow hedges included on the Company’s consolidated balance sheets was as follows (in thousands):

	Years Ended December 31,
	2010	2009

Accumulated other comprehensive loss related to cash flow hedges as of beginning of year	$(151)	$(621)
Changes in settled and unsettled portion of cash flow hedges	102	(393)

	(49)	(1,014)
Less:
Changes in cash flow hedges: Loss reflected in condensed consolidated statement of operations	(203)	(863)

Accumulated other comprehensive income (loss) related to cash flow hedges as of end of year	$154	$(151)

Israeli Severance Pay

The Company’s wholly-owned subsidiary located in Israel is required to fund future severance liabilities determined in accordance with Israeli severance pay laws. Under these laws, employees are entitled upon termination to one month’s salary for each year of employment or portion thereof. The Company records compensation expense to accrue for these costs over the employment period, based on the assumption that the benefits to which the employee is entitled, if the employee separates immediately. The Company funds the liability by monthly deposits in insurance policies and severance funds. The provision for Israeli severance expenses included in the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, amounted to approximately $1.1 million, $0.9 million, and $1.2 million, respectively. The value of the severance fund assets are primarily recorded in other non-current assets on the Company’s consolidated balance sheets, which was $3.9 million and $3.6 million as of December 31, 2010 and 2009, respectively. The liability for long-term severance accrued on the Company’s consolidated balance sheets was $4.4 million and $4.2 million as of December 31, 2010 and 2009, respectively.

Stock-based Compensation

The Company applies the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation. Stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis.

Under ASC 718, the Company estimates the fair value of stock options granted using a Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, the Company uses the expected term of the option, the expected volatility of the price of its common stock, risk free interest rates and expected dividend yield of the Company’s common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. In valuing share-based awards under ASC 718, significant judgment is required in determining the expected volatility of the Company’s common stock and the expected term individuals will hold their share-based awards prior to exercising. The computation of expected volatility is derived primarily from the Company’s weighted historical volatility following its IPO in March 2007, and to a lesser extent, the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry. The expected term of options granted

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110. In the future, as the Company gains historical data for volatility in its stock and the actual term employees hold their options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense the Company records.

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

On October 18, 2010, the Company’s stockholders approved a one-time voluntary stock option exchange program that permitted eligible employees to exchange certain outstanding stock options that had exercise prices greater than the market value of the Company’s common stock for a lesser number of RSUs. The exchange program commenced on October 21, 2010 and ended on November 18, 2010. Under this program, options to purchase approximately 5.2 million shares were exchanged for 1.8 million RSUs. The Company has elected to use the pooled method to account for exchanged options. Under the pooled method, the unamortized stock based compensation expense associated with the exchanged options and any incremental expense will be recognized over the remaining vesting period of the RSUs.

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

Other Income (Expense), Net

For the years ended December 31, 2010, 2009 and 2008, other income (expense), net, primarily included foreign currency gains and losses.

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted ASU 2009-13 and ASU 2009-14 effective January 1, 2011, and does not expect a material effect on its consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the potential impact of the adoption of ASU 2010-29 on its consolidated financial position, results of operations and cash flows.

3.	Basic and Diluted Net (Loss) Income per Common Share

The computation of basic and diluted net (loss) income per common share was as follows (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008

Numerator:
Net (loss) income	$(31,574)	$(6,739)	$9,780
Denominator:
Weighted average shares used in basic net (loss) income per common share	68,389	65,936	63,559
Stock options	—	—	3,506
Warrants	—	—	188
Employee stock purchase plan shares	—	—	11

Weighted average shares used in diluted net (loss) income per common share	68,389	65,936	67,264

Basic net (loss) income per common share	$(0.46)	$(0.10)	$0.15

Diluted net (loss) income per common share	$(0.46)	$(0.10)	$0.15

As of December 31, 2010, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of diluted net (loss)

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income per common share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities were as follows (shares in thousands):

	As of December 31,
	2010	2009	2008

Stock options outstanding	6,376	12,115	8,572
Restricted stock units	4,946	2,497	215
Employee stock purchase plan shares	234	302	243
Warrants to purchase common stock	—	268	—

4.	Restructuring Charges

May 2010 Restructuring Plan

On May 4, 2010, the Audit Committee under designation of the Board of Directors authorized a restructuring plan pursuant to which the Company terminated a portion of its workforce. This plan was made in response to market and economic conditions. In connection with this restructuring plan, the Company recorded restructuring charges of $0.7 million in 2010.

February 2009 Restructuring Plan

On February 9, 2009, the Audit Committee under designation of the Board of Directors authorized a restructuring plan pursuant to which employees were terminated. This plan was made in response to market and economic conditions. In connection with this restructuring plan, the Company recorded restructuring charges of zero and $0.7 million in 2010 and 2009, respectively.

April 2008 Restructuring Plan

On April 28, 2008, the Audit Committee under designation of the Board of Directors authorized a restructuring plan in connection with the redeployment of resources pursuant to which employees were terminated under a plan of termination. In connection with this restructuring plan, the Company recorded restructuring charges of zero, zero and $1.4 million in 2010, 2009 and 2008, respectively.

October 2007 Restructuring Plan

On October 29, 2007, the Audit Committee under designation of the Board of Directors authorized a restructuring plan in connection with the retirement of the Company’s cable modem termination system product line pursuant to which employees were terminated and facilities were vacated. During 2010, the Company recorded a $0.2 million charge to adjust this restructuring liability for changes in estimated sublease rentals, and the Company finalized an agreement to sublease a portion of the vacated facility and recorded a credit of $139,000 related to the estimated sublease rental income. Inclusive of the 2010 adjustments, the Company has recorded $2.5 million, $2.0 million and $0.2 million of cumulative charges for severance, vacated facilities and other costs, respectively.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Restructuring Plans

All of the restructuring plans were essentially complete as of December 31, 2010. Restructuring activity for the year ended December 31, 2010 was as follows (in thousands):

	Balance as of			Balance as of
	December 31,		Cash	December 31,
	2009	Charges	Payments	2010

Vacated facilities	$894	$208	$(539)	$563
Severance	—	692	(654)	38

Total restructuring liability	$894	$900	$(1,193)	$601

Less restructuring liability, current portion				(457)

Restructuring liability, less current portion				$144

The long-term portion of the restructuring liability relates to the vacated facilities, and is expected to be paid through March 2012.

On January 7, 2011, the Audit Committee under authority of the Board of Directors authorized a restructuring plan as further described in note 14.

5.	Fair Value

The fair value of the Company’s cash equivalents and marketable securities is determined in accordance with ASC 820 Fair Value Measurements and Disclosures. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1), inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2), and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the Company’s Level 2 investments, fair value was derived from non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) as of December 31, 2010 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Marketable securities:
Corporate debt securities	$—	$69,728	$—	$69,728
U.S. Agency debt securities	—	43,791	—	43,791
Commercial paper	—	8,493	—	8,493

	—	122,012	—	122,012
Cash equivalents:
Money market funds	7,111	—	—	7,111
Commercial paper	—	1,499	—	1,499

	7,111	1,499	—	8,610

Total cash equivalents and marketable securities	$7,111	$123,511	$—	$130,622

Cash balances				12,927

Total cash, cash equivalents and marketable securities				$143,549

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

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $3.9 million and $3.6 million as of December 31, 2010 and 2009, respectively.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Balance Sheet Data

Marketable Securities

Marketable securities, which included available-for-sale securities as of December 31, 2010 and 2009 were as follows (in thousands):

	As of December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gain	Loss	Value

Corporate debt securities	$69,627	$131	$(30)	$69,728
U.S. Agency debt securities	43,795	8	(12)	43,791
Commercial paper	8,491	2	—	8,493

Total marketable securities	$121,913	$141	$(42)	$122,012

	As of December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gain	Loss	Value

Corporate debt securities	$70,569	$288	$(38)	$70,819
U.S. Agency debt securities	64,256	70	(47)	64,279
Commercial paper	7,394	—	(1)	7,393
Certificates of deposit	4,520	4	(1)	4,523

Total marketable securities	$146,739	$362	$(87)	$147,014

As of December 31, 2010, the Company did not hold any marketable securities with remaining time to maturity of greater than one year and in a consistent loss position for at least nine months. Gross realized losses or gains on the sale of marketable securities were not significant during the years ended December 31, 2010, 2009 and 2008.

Through December 31, 2010, the Company had no marketable securities that were considered other-than-temporarily impaired. The Company periodically reviews other-than-temporary impairments for available-for-sale debt instruments when it intends to sell or it is more likely than not that it will be required to sell an available-for-sale debt instrument before recovery of its amortized cost basis. If this assessment had identified available-for-sale debt instruments that were considered other-than-temporarily impaired and that the Company did not intend to sell and would not be required to sell prior to recovery of the amortized cost basis, the Company would separate the amount of the impairment into the amount that was credit related and the amount due to all other factors. The credit loss component would be recognized in earnings and would be the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows due to factors that were not credit related would be recognized in other comprehensive income (loss).

The contractual maturity date of the marketable securities was as follows (in thousands):

	As of December 31,
	2010	2009

Due within one year	$97,179	$107,449
Due within one to two years	24,833	39,565

Total marketable securities	$122,012	$147,014

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories, Net

Inventories, net of provisions were comprised as follows (in thousands):

	As of December 31,
	2010	2009

Finished products	$9,110	$4,933
Raw materials, parts and supplies	2,007	—

Total inventories, net	$11,117	$4,933

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised as follows (in thousands):

	As of December 31,
	2010	2009

Interest receivable	$1,156	$1,070
Prepaid maintenance	813	981
Taxes receivable	543	2,969
Other	1,678	1,157

Total prepaid expenses and other current assets	$4,190	$6,177

Property and Equipment, Net

Property and equipment, net was comprised as follows (in thousands):

	As of December 31,
	2010	2009

Engineering and other equipment	$22,238	$30,129
Computers, software and related equipment	17,215	19,942
Leasehold improvements	5,115	5,897
Office furniture and fixtures	1,110	1,132

	45,678	57,100
Less: accumulated depreciation	(37,590)	(45,683)

Total property, plant and equipment	$8,088	$11,417

Goodwill

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of both December 31, 2010 and 2009. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company considered several factors including its management structure and the nature of its operations and concluded that it has only one reporting unit. Consistent with this determination, it reviewed the carrying amount of this unit compared to its fair value based on quoted market prices of the Company’s common stock. Following this approach, through December 31, 2010, no impairment losses have been recognized.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Non-current Assets

Other non-current assets were as follows (in thousands):

	As of December 31,
	2010	2009

Israeli severance pay	$3,933	$3,648
Security deposit	2,083	1,962
Deferred tax assets	530	449
Restricted cash	454	583
Software license	—	2,083
Other	170	277

Total other non-current assets	$7,170	$9,002

Software license in the above table comprised a quadrature amplitude modulation (QAM) edge resource management technology license purchased for $2.5 million by the Company on June 30, 2009, which was being amortized on a straight line basis over an estimated useful life of three years. During 2010, the Company recorded an expense to cost of net product revenues of $1.5 million, which was the remaining net book value of the QAM purchased software, as there were no material estimated future revenues for this technology in the near term.

Deferred Revenues, Net

Deferred revenues, net were as follows (in thousands):

	As of December 31,
	2010	2009

Deferred service revenues, net	$22,091	$27,252
Deferred product revenues, net	4,379	17,614

Total deferred revenues, net	26,470	44,866
Less current portion of deferred revenues, net	(18,143)	(32,428)

Deferred revenues, net, less current portion	$8,327	$12,438

Other Liabilities

Other liabilities were as follows (in thousands):

	As of December 31,
	2010	2009

Foreign, franchise and other income tax liabilities	$1,230	$2,198
Accrued warranty	1,147	2,068
Rent and restructuring liabilities	1,015	1,581
Accrued professional fees	480	462
Sales and use tax payable	245	1,310
Other	1,841	2,106

Total other liabilities	5,958	9,725
Less current portion of other liabilities	(4,266)	(7,083)

Other liabilities, less current portion	$1,692	$2,642

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Warranty

Activity related to the product warranty was as follows (in thousands):

	Years Ended December 31,
	2010	2009

Balance as of beginning of year	$2,068	$3,381
Warranty charged to cost of sales	431	412
Utilization of warranty	(735)	(1,003)
Other adjustments	(617)	(722)

Balance as of end of year	1,147	2,068
Less accrued warranty, current portion	(641)	(1,047)

Accrued warranty, less current portion	$506	$1,021

Other adjustments in 2010 comprised primarily of releases of warranty related to a major telecommunications customer. As part of the transition to all digital broadcasting from analog transmission, the Company recorded a $0.5 million benefit from the reversal of warranty reserves related to the decommissioned analog products in 2009. The reversals of these accrued warranty balances were recorded as a reduction of the Company’s cost of net product revenues, and are included in the above table in other adjustments.

7.	Commitments and Contingencies

Commitments

The Company and its subsidiaries operate from leased premises in the U.S., Israel and Asia. The Company is committed to pay a portion of the buildings’ operating expenses as determined under the lease agreements. Future minimum lease payments due under the related operating leases with an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2010 were as follows (in thousands):

Years ending December 31,
2011	$4,194
2012	2,692
2013	349

Total minimum lease payments	$7,235

The terms of certain lease arrangements have free or escalating rent payment provisions, and when significant, the rent expense is recognized on a straight-line basis over the lease period resulting in a deferred rent liability. Leasehold improvements are amortized over the shorter of their useful life or the contractual lease term. Rent expense under operating leases was approximately $3.4 million, $3.2 million and $3.6 million, for the years ended December 31, 2010, 2009 and 2008, respectively. The Company entered into a non-cancellable sublease of a portion of its Tel Aviv facility in December 2008, which expires in January 2013, and a sublease of a portion of its Westborough, Massachusetts facility in October 2010, which expires in March 2012. Sublease rentals received were $0.5 million and $0.4 million for the years ended December 31, 2010, and 2009, respectively, and were not material for the year ended December 31, 2008.

The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for a substantial majority of its products. During the normal course of business, in order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with certain contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. The Company had firm non-cancellable agreements to purchase inventory of $6.3 million and $3.0 million as of December 31, 2010 and 2009, respectively.

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

Securities Litigation

In connection with the settlement of the Company’s federal securities litigation (In re BigBand Networks, Inc. Securities Litigation, Case No. C07-5101-SBA) as ordered by the U.S. District Court for the Northern District of California on September 22, 2009, the related shareholder derivative lawsuit (Ifrah v. Bassan-Eskenazi, et. al., Case No. 468401) was dismissed by the Superior Court for the County of San Mateo, California on September 23, 2009, and the state securities litigation (Wiltjer v. Bassan-Eskenazi, et. al., Case No. CGC-07-469661) was dismissed by the Superior Court for the City and County of San Francisco on October 27, 2009. As of December 31, 2010 and 2009, the Company had no further significant obligations under these lawsuits.

8.	Stockholders’ Equity

The Company allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of net revenues	$2,104	$2,084	$1,733
Research and development	4,889	4,887	3,901
Sales and marketing	2,105	2,432	2,566
General and administrative	3,937	4,816	3,675

Total expense	$13,035	$14,219	$11,875

Equity Incentive Plans

Since March 15, 2007, the Company has granted all options and RSUs under its 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan allows the Company to award incentive and non-qualified stock options, restricted stock, RSUs and stock appreciation rights to employees, officers, directors and consultants of the Company. Options under the 2007 Plan are granted at an exercise price that equals the closing value of the Company’s common stock on the date of grant, generally are exercisable in installments vesting over a four-year period and generally have a maximum term of ten years from the date of grant. The Company issues new shares for all transactions with employees.

On October 18, 2010, the Company’s stockholders approved a one-time voluntary stock option exchange program (Exchange Program) that permitted eligible employees to exchange certain outstanding stock options that had exercise prices in excess of the market value of the Company’s common stock for a lesser number of RSUs to be granted under the Company’s 2007 Plan and the Israeli Sub-plan thereunder. The Exchange Program was open to all

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s employees in the U.S., Israel, China, Hong Kong and Korea with outstanding stock options granted with an exercise price greater than or equal to $3.50 per share. The exchange ratios were as follows:

If the Exercise Price of an	The Exchange Ratio was
Eligible Option was:	(Exchanged Options for One RSU):

$3.50 — $4.96	2.5-for-1
$4.97 — $5.98	3-for-1
$5.99 — $9.91	4-for-1
$9.92 and higher	5-for-1

The Exchange Program commenced on October 21, 2010 and ended on November 18, 2010. Following the exchange, options to purchase approximately 5.2 million shares were exchanged for 1.8 million RSUs. The new RSUs vest (1) for previously vested options, over 27 months in three equal installments on the dates that are 9 months, 18 months and 27 months following the RSU grant date, or (2) for unvested options, over 36 months in 12 equal installments on a quarterly basis following the RSU grant date. The Company has elected to use the pooled method to account for the exchanged options. Under the pooled method the unamortized stock based compensation expense associated with the exchanged options and any incremental expense is recognized over the remaining vesting period of the RSUs. The incremental stock compensation charge related to the Exchange Program was not material.

The Company has options outstanding under its 1999, 2001 and 2003 share option and incentive plans. Cancelled or forfeited stock option grants under these plans are added to the total amount of shares available for grant under the 2007 Plan.

The 2007 Plan contains an “evergreen” provision, pursuant to which the number of shares available for issuance under the 2007 Plan shall be increased on the first day of the fiscal year, in an amount equal to the least of (a) 6,000,000 shares, (b) 5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the Board of Directors. On February 16, 2011, the Board of Directors determined there would be no evergreen increase under the 2007 Plan for 2011. Shares available for future issuance under the 2007 Plan were as follows (in thousands):

	Years Ended December 31,
	2010	2009

Available as of start of year	7,495	7,298
Authorized shares added	3,357	3,232
Options and RSUs cancelled	3,470	904
Options cancelled and exchanged for RSUs	5,168	—

	19,490	11,434
Options and RSUs granted	(5,458)	(3,939)
RSUs granted following November 18, 2010 option exchange	(1,813)	—

Available as of end of year	12,219	7,495

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data pertaining to stock option activity under the plans was as follows (in thousands, except per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding as of December 31, 2007	13,851	$3.85	7.33	$26,651
Granted	3,505	4.86
Exercised	(2,275)	1.65
Cancelled	(2,051)	5.97

Outstanding as of December 31, 2008	13,030	$4.17	7.58	$22,978
Granted	1,316	4.02
Exercised	(1,444)	1.87
Cancelled	(787)	5.77

Outstanding as of December 31, 2009	12,115	$4.33	6.99	$7,621
Granted	2,829	2.97
Exercised	(899)	1.14
Cancelled and exchanged for RSUs	(5,168)	5.43
Cancelled	(2,501)	5.76

Outstanding as of December 31, 2010	6,376	$2.71	6.48	$3,993

Vested and expected to vest, net of forfeitures	5,723	$2.68	6.16	$3,992

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.8 million, $4.9 million, and $9.0 million, respectively. The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the year, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the year have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $2.80, $3.44 and $5.52 per share as of December 31, 2010, 2009 and 2008, respectively.

Stock options outstanding and exercisable as of December 31, 2010 were as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual Life	Exercise	No. Shares	Exercise
Exercise Price ($)	Number	(Years)	Price	Exercisable	Price

0.60 — 1.00	1,791	2.80	$0.80	1,791	$0.80
1.01 — 2.90	1,070	6.85	2.44	699	2.24
2.91 — 2.92	1,882	9.44	2.92	197	2.92
2.93 — 5.38	1,327	7.11	4.19	704	4.66
5.39 — 18.95	306	5.58	7.21	260	7.42

	6,376	6.47	$2.71	3,651	$2.40

The weighted-average grant-date fair value of options granted for the years ended December 31, 2010, 2009 and 2008 on a per-share basis was approximately $1.86, $2.69 and $3.01, respectively.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The fair value of each new option awarded and Employee Stock Purchase Plan shares are estimated on the grant date using the Black-Scholes valuation model using the assumptions noted as follows:

	Years Ended December 31,
	2010	2009	2008

Stock Options
Expected volatility	66-74%	73-75%	63-71%
Expected term	6 years	6 years	6 years
Risk-free interest	1.83-2.80%	2.00-2.80%	2.40-3.31%
Expected dividends	0.0%	0.0%	0.0%
Stock Purchase Plan
Expected volatility	31-61%	61-104%	59-102%
Expected term	0.5 years	0.5 years	0.5 years
Risk-free interest	0.16-0.22%	0.16-0.74%	0.74-1.87%
Expected dividends	0.0%	0.0%	0.0%

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

As of December 31, 2010, total unrecognized stock compensation expense relating to unvested stock options, adjusted for estimated forfeitures, was $10.9 million. This amount is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

The 2007 Plan provides for grants of RSUs that vest between two and four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. The total intrinsic value of RSUs vesting during the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $2.4 million and $0.2 million, respectively. The Company recorded RSU stock-based compensation expense of $5.4 million, $3.7 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs expected to vest reflect an estimated forfeiture rate. The Company’s RSU activity was as follows (units in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Grant-Date	Contractual	Intrinsic
	Stock Units	Fair Value	Life (Years)	Value

Unvested as of December 31, 2007	356	$14.61	2.23	$1,832
Granted	319	5.35
Vested	(27)	5.56
Cancelled	(80)	18.95

Unvested as of December 31, 2008	568	$9.38	1.24	$3,138
Granted	2,623	5.25
Vested	(577)	7.07
Cancelled	(117)	9.17

Unvested as of December 31, 2009	2,497	$5.58	1.77	$8,590
Granted	2,304	2.86
Granted following November 18, 2010 option exchange	1,813	2.91
Vested	(1,024)	4.92
Cancelled	(644)	4.85

Unvested as of December 31, 2010	4,946	$3.57	1.28	$13,893

Expected to vest after December 31, 2010	3,933		1.22	$11,013

As of December 31, 2010, total unrecognized stock compensation expense relating to unvested RSUs, adjusted for estimated forfeitures, was $14.6 million. This amount is expected to be recognized over a weighted-average period of 2.1 years.

During 2010, the Company granted 447,000 RSUs for which vesting was subject to achievement of 2010 incentive compensation plan targets. These targets were not met, and therefore no expense was recorded in 2010. The terms of these RSUs were modified to be included in the 2011 incentive compensation plan.

In June 2010, the Company granted 91,000 RSUs to an executive officer of the Company which vest in five years; however, vesting will accelerate if certain stock performance criteria are attained. The stock compensation expense for these RSUs is being recorded over their estimated vesting period using the Monte Carlo method and such expense was $29,000 for 2010.

Employee Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan (ESPP), employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP contains an evergreen provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. On February 16, 2011, the Board of Directors determined there would be no evergreen increase under the ESPP for 2011. The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $0.4 million, $0.8 million and $0.9 million for the years ended

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, 2009 and 2008, respectively. Shares available for future issuance under the ESPP were as follows (in thousands):

	Years Ended December 31,
	2010	2009

Available as of start of year	2,477	1,662
Authorized shares added	1,343	1,293
Common shares issued	(504)	(478)

Available as of end of year	3,316	2,477

Shares Reserved

Common stock available for future issuance was as follows (in thousands):

	December 31,
	2010	2009

Restricted stock units	4,946	2,497
ESPP shares reserved for future issuance	3,316	2,477
Warrants to purchase common stock	—	268
Stock options:
Outstanding	6,376	12,115
Available for future grants	12,219	7,497

	26,857	24,854

Common Stock Warrants

The Company had no warrants outstanding as of December 31, 2010. In March 2010, a warrant holder holding common stock warrants for 267,858 shares received 122,212 shares in full settlement of this warrant under the cashless exercise provisions of the warrant agreement dated February 20, 2003. In 2008, a warrant holder exercised its common stock warrants for 160,300 shares, and under the cashless exercise provisions of the warrant agreement received 67,663 shares in full settlement of the warrant.

9.	Segment Reporting

ASC 280 Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. Accordingly, the Company reports as a single reporting segment.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by geographical region were allocated based on the shipping destination of customer orders, and were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$101,115	$123,819	$169,397
Asia	7,146	9,734	6,648
Europe	1,783	4,198	5,343
Americas, excluding United States	1,671	1,763	3,905

Total net revenues	$111,715	$139,514	$185,293

Product net revenues were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Video	$73,507	$92,042	$145,517
Data	99	1,620	2,900

Total product net revenues	$73,606	$93,662	$148,417

Service net revenues were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Video	$37,362	$44,140	$30,811
Data	747	1,712	6,065

Total service net revenues	$38,109	$45,852	$36,876

Long-lived assets by geographical regions were as follows (in thousands):

	As of December 31,
	2010	2009

Israel	$3,829	$4,728
United States	3,584	6,286
Rest of World	675	403

Total long-lived assets	$8,088	$11,417

10.	Income Taxes

The Company’s (loss) income before provision for (benefit from) income taxes was comprised as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Domestic	$(33,584)	$(10,276)	$8,833
Foreign	2,348	2,470	3,347

(Loss) income before provision for (benefit from) income taxes	$(31,236)	$(7,806)	$12,180

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for (benefit from) income taxes was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current
Federal	$4	$(687)	$199
State	61	108	669
Foreign	309	(642)	1,578

	374	(1,221)	2,446
Deferred
Federal	38	(39)	40
State	6	(5)	7
Foreign	(80)	198	(93)

	(36)	154	(46)

Total provision for (benefit from) income taxes	$338	$(1,067)	$2,400

Reconciliations of tax (benefit) provision at federal statutory rate to the Company’s were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Tax (benefit) provision at federal statutory rate	$(10,933)	$(2,732)	$4,263
U.S. losses not benefited (net operating loss carryforward utilized)	10,158	2,063	(2,668)
Foreign operations	(671)	(1,411)	1,523
State taxes	34	68	441
Research and development tax credits	(221)	(200)	(510)
Stock-based compensation	1,807	1,074	(797)
Permanent items	164	71	148

Provision for (benefit from) income taxes	$338	$(1,067)	$2,400

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	As of December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$35,861	$22,902
Reserves and accruals	9,994	12,474
Stock compensation	6,193	4,262
Depreciation and amortization	1,300	1,869
Tax credit carryforwards	3,856	3,413

Total deferred tax assets	57,204	44,920
Deferred tax liabilities:
Goodwill	(288)	(239)

Gross deferred taxes	56,916	44,681
Valuation allowance	(56,674)	(44,471)

Net deferred taxes	$242	$210

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded domestic cumulative net losses in prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $12.2 million, decreased by $0.9 million, and decreased by $4.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company has U.S. federal and state net operating losses of approximately $95.2 million and $24.0 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2021 through 2030 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2011 through 2030.

As of December 31, 2010, the Company has U.S. tax credit carryforwards, primarily from research and development credits, of approximately $2.9 million for federal and $1.4 million for state. The federal credit will expire at various dates beginning in 2021 through 2030 if unused. The California state research and development credits can be carried forward indefinitely. Massachusetts state research and developmental credits can be carried forward for 15 years.

Net operating loss carryforwards and credit carryforwards reflected above are likely to be limited due to ownership changes as provided in Section 382 of the Internal Revenue Code and similar state provisions. The Company has not provided for U.S. federal income taxes on all of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2010, because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

The Company uses the with-and-without approach described in guidance which has been incorporated into ASC 740 Income Taxes to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2010, the amount of such excess tax benefits from stock options included in net operating losses was $15.3 million. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the consolidated statement of operations.

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 (ASC-740-10), Accounting for Uncertainty in Income Taxes. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. The liability for uncertain income taxes as of December 31, 2010 includes interest and penalty of $73,000. The Company’s only major tax jurisdictions are the U.S. and Israel. The tax years 2000 through 2010 remain open and subject to examination by the appropriate governmental agencies in the U.S. and the tax years 2008 through 2010 remain open and subject to examination by the appropriate governmental agencies in Israel. The Company’s total amount of unrecognized tax benefits as of December 31, 2010 was $3.1 million, of which $1.1 million if recognized, would affect the Company’s effective tax rate. The Company expects the unrecognized tax benefits to remain unchanged for the next year. Changes to the amount of unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2010	2009

Balance as of beginning of year	$3,392	$2,304
Tax positions related to current year	475	388
Tax positions related to prior years	(751)	700

Balance as of end of year	$3,116	$3,392

Income derived by BigBand Networks Ltd., the Company’s Israeli subsidiary, was generally subject to the regular Israeli corporate tax rate of 25% for 2010. However, per an application initiated December 21, 2008 and approved on November 15, 2009, the Company now enjoys the status of a Beneficial Enterprise, as stipulated in rules and procedures from the Israeli tax authority. The tax benefits to which the Company is entitled are determined by the development region in which the Company’s plant is located. For the year ended December 31, 2010 this Beneficial Enterprise status reduced the Company’s income tax expense for its Israeli subsidiary by approximately $0.3 million.

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

Accumulated other comprehensive income includes unrealized gains (losses) on cash flow hedges and marketable securities, net of taxes. Accumulated other comprehensive income was as follows (in thousands):

	As of December 31,
	2010	2009

Net unrealized gain (loss) on cash flow hedges	$154	$(151)
Net unrealized gain on marketable securities	99	275

Total accumulated other comprehensive income	$253	$124

BIGBAND NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Selected Quarterly Financial Information (Unaudited)

Unaudited quarterly financial data for the last two years was as follows (in thousands except per share data):

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Total net revenues	$26,336	$26,751	$26,393	$32,235
Gross profit	14,496	13,671	13,959	15,034
Net loss	(5,910)	(7,254)	(9,641)	(8,769)
Basic net loss per common share	$(0.09)	$(0.11)	$(0.14)	$(0.13)
Diluted net loss per common share	$(0.09)	$(0.11)	$(0.14)	$(0.13)

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Total net revenues	$34,398	$22,202	$39,026	$43,888
Gross profit	19,415	11,106	24,995	25,653
Net (loss) income	(1,238)	(10,858)	3,075	2,282
Basic net (loss) income per common share	$(0.02)	$(0.16)	$0.05	$0.04
Diluted net (loss) income per common share	$(0.02)	$(0.16)	$0.04	$0.03

14.	Subsequent Events (Unaudited)

On January 7, 2011, the Audit Committee under authority of the Board of Directors authorized a restructuring plan pursuant to which the Company reduced headcount by approximately 9%, and vacated a portion of certain facilities for sublease. On February 23, 2011, the Company entered into a sublease for the vacated portion of its Tel Aviv facility. Approximately $2.0 million of severance and vacated facility charges are expected to be incurred in the three months ending March 31, 2011.

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 and its report is included below.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BigBand Networks, Inc.

We have audited BigBand Networks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). BigBand Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BigBand Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BigBand Networks, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report thereon dated March 9, 2011 expressed an unqualified opinion thereon.

San Jose, California
March 9, 2011

Item 9B.	OTHER INFORMATION

Our annual meeting of stockholders is currently scheduled to be held on May 18, 2011.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and officers is incorporated herein by reference from the information to be contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (2011 Proxy Statement) set forth under the caption entitled “Election of Directors”.

Information regarding our compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information to be contained in the 2011 Proxy Statement set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance”.

Information regarding our Audit Committee is incorporated herein by reference from the information to be contained in the 2011 Proxy Statement set forth under the caption entitled “Corporate Governance Principles and Board Matters — Committees of the Board of Directors — Audit Committee”.

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

In the year ended December 31, 2010, there were no changes in the procedures by which shareholders may recommend nominees to our Board of Directors.

Item 11.	EXECUTIVE COMPENSATION

Information regarding compensation of our officers and directors is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement set forth under the captions entitled “Executive Compensation” and “Director Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement set forth under the captions entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement set forth under the captions entitled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters — Board Independence”.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement set forth under the caption entitled “Principal Accountant Fees and Services”.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements filed as part of this report are listed in Part II, Item 8 of this Form 10-K.

(a)(2) Except for the allowance for doubtful accounts and provision for obsolete and excess inventory schedules shown below, no financial statement schedules are required to be filed as part of this report on the basis that any required information is provided in the financial statements, or in the related notes thereto, in Part II, Item 8 of this Form 10-K or is not required to be filed as the information is not applicable.

The change in our allowance for doubtful accounts was as follows (in thousands):

	Balance as of	Charged to
	Beginning of	Costs and	Additions	Balance as of
	Year	Expenses	(Deductions)	End of Year

Year ended:
December 31, 2010	$56	$(39)	$—	$17
December 31, 2009	$39	$(38)	$55	$56
December 31, 2008	$142	$64	$(167)	$39

The change in our provision for obsolete and excess inventory was as follows (in thousands):

	Balance as of	Charged to
	Beginning of	Costs and		Balance as of
	Year	Expenses	Deductions	End of Year

Year ended:
December 31, 2010	$2,566	$1,929	$(1,702)	$2,793
December 31, 2009	$5,359	$1,762	$(4,555)	$2,566
December 31, 2008	$8,524	$2,879	$(6,044)	$5,359

(a)(3) Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-139652	3.1B	December 22, 2006
3.2		Form of Amended and Restated Bylaws of the Registrant	S-1	333-139652	3.2B	December 22, 2006
10	.1*	Form of Indemnification Agreement	S-1	333-139652	10.1	December 22, 2006
10	.2*	2001 Share Option and Incentive Plan	S-1	333-139652	10.3	December 22, 2006
10	.3*	2003 Share Option and Incentive Plan	S-1	333-139652	10.4	December 22, 2006
10	.4*	2004 Share Option and Incentive Plan Sub-Plan for Israeli Employees	S-1	333-139652	10.5	December 22, 2006
10	.5*	2007 Equity Incentive Plan	S-1/A	333-139652	10.6	March 8, 2007
10	.5A*	Form of Option Agreement (U.S.)	10-Q	001-33355	10.6A	August 8, 2007
10	.5B*	Form of Option Agreement (Non-U.S.)	10-Q	001-33355	10.6B	August 8, 2007
10	.5C*	Form of Restricted Stock Unit Agreement (U.S.)	10-Q	001-33355	10.6C	August 8, 2007
10	.5D*	Form of Restricted Stock Unit Agreement (Non-U.S.)	10-Q	001-33355	10.6D	August 8, 2007
10	.5E*	2007 Equity Incentive Plan Sub-Plan for Israeli Employees	10-Q	001-33355	10.6E	August 8, 2007

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

10	.5F*	Form of Israeli Sub-Plan Option Agreement	10-Q	001-33355	10.6F	August 8, 2007
10	.6*	Employee Stock Purchase Plan	S-1/A	333-139652	10.23	February 26, 2007
10	.7*	Employment Agreement — Amir Bassan-Eskenazi	S-1	333-139652	10.8	December 22, 2006
10	.7A*	Amendment to Employment Agreement — Amir Bassan-Eskenazi	8-K	001-33355	10.8A	January 5, 2009
10	.8*	Employment Agreement — Ran Oz	S-1	333-139652	10.9	December 22, 2006
10	.8A*	Amendment to Employment Agreement — Ran Oz	10-Q	001-33355	10.9A	May 15, 2008
10	.9*	Offer Letter Agreement — Ravi Narula	8-K	001-33355	10.1	June 17, 2010
10	.10*	Offer Letter Agreement — Robert Horton	S-1/A	333-139652	10.12	January 26, 2007
10	.10A*	Amendment to Offer Letter Agreement — Robert Horton	10-K	001-33355	10.12A	March 12, 2008
10	.10B*	Amendment to Offer Letter Agreement — Robert Horton	8-K	001-33355	10.12B	January 5, 2009
10	.11*	Letter Agreement — Harald Braun	10-Q	001-33355	10.26	May 7, 2009
10	.11A	Offer Letter Agreement — Harald Braun	8-K	001-33355	10.1	October 19, 2010
10	.12*	Letter Agreement — Ken Goldman	S-1	333-139652	10.15	December 22, 2006
10	.13*	Letter Agreement — Robert Sachs	S-1	333-139652	10.16	December 22, 2006
10	.14*	Letter Agreement — Michael J. Pohl	10-Q	001-33355	10.27	May 7, 2009
10	.15*	Letter Agreement — Dennis Wolf	10-Q	001-33355	10.29	November 6, 2009
10	.16*	Letter Agreement — David Lockwood					X
10.17		Agreement by and among BigBand Networks, Inc., ValueAct SmallCap Master Fund, VA SmallCap Partners, ValueAct SmallCap Management, ValueAct SmallCap Management GP, VA Partners, ValueAct Capital Management, and David Lockwood dated July 29, 2010	8-K	001-33355	10.1	July 29, 2010
10	.18A	Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17A	December 22, 2006
10	.18B	First Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17B	December 22, 2006
10	.18C	Second Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17C	December 22, 2006
10	.18D	Third Amendment to Lease (475 Broadway, Redwood City, California)	10-Q	001-33355	99.1	August 10, 2009
10.19		Lease (8 Technology Drive, Westborough, Massachusetts)	S-1	333-139652	10.20	December 22, 2006
10	.19A	Sublease Agreement (8 Technology Drive, Westborough, Massachusetts)	10-Q	001-33355	10.19A	November 8, 2010
10.20		Lease Agreement (Tel Aviv, Israel)	8-K	001-33355	99.1	July 30, 2007
10	.20A	Amendment to Lease Agreement (Tel Aviv, Israel)	10-K	001-33355	10.24A	March 12, 2008
10	.20B	Amended Sublease Agreement (Tel Aviv, Israel)					X
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

24.1		Power of Attorney (included on signature page to Form 10-K)					X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.1+	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGBAND NETWORKS, INC.

By:	/s/ Amir Bassan-Eskenazi
Amir Bassan-Eskenazi
President and Chief Executive Officer

Date: March 9, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Amir Bassan-Eskenazi, Ravi Narula and Robert Horton, and each of them, as his true and lawful attorney in fact and agent with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney in fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Bassan-Eskenazi Amir Bassan-Eskenazi	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2011

/s/ Ravi Narula Ravi Narula	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2011

/s/ Michael Pohl Michael Pohl	Chairman of the Board of Directors	March 9, 2011

/s/ Harald Braun Harald Braun	Director	March 9, 2011

/s/ Ken Goldman Ken Goldman	Director	March 9, 2011

/s/ David Lockwood David Lockwood	Director	March 9, 2011

/s/ Ran Oz Ran Oz	Director	March 9, 2011

Signature	Title	Date

/s/ Robert Sachs Robert Sachs	Director	March 9, 2011

/s/ Dennis Wolf Dennis Wolf	Director	March 9, 2011

/s/ Geoffrey Yang Geoffrey Yang	Director	March 9, 2011

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-139652	3.1B	December 22, 2006
3.2		Form of Amended and Restated Bylaws of the Registrant	S-1	333-139652	3.2B	December 22, 2006
10	.1*	Form of Indemnification Agreement	S-1	333-139652	10.1	December 22, 2006
10	.2*	2001 Share Option and Incentive Plan	S-1	333-139652	10.3	December 22, 2006
10	.3*	2003 Share Option and Incentive Plan	S-1	333-139652	10.4	December 22, 2006
10	.4*	2004 Share Option and Incentive Plan Sub-Plan for Israeli Employees	S-1	333-139652	10.5	December 22, 2006
10	.5*	2007 Equity Incentive Plan	S-1/A	333-139652	10.6	March 8, 2007
10	.5A*	Form of Option Agreement (U.S.)	10-Q	001-33355	10.6A	August 8, 2007
10	.5B*	Form of Option Agreement (Non-U.S.)	10-Q	001-33355	10.6B	August 8, 2007
10	.5C*	Form of Restricted Stock Unit Agreement (U.S.)	10-Q	001-33355	10.6C	August 8, 2007
10	.5D*	Form of Restricted Stock Unit Agreement (Non-U.S.)	10-Q	001-33355	10.6D	August 8, 2007
10	.5E*	2007 Equity Incentive Plan Sub-Plan for Israeli Employees	10-Q	001-33355	10.6E	August 8, 2007
10	.5F*	Form of Israeli Sub-Plan Option Agreement	10-Q	001-33355	10.6F	August 8, 2007
10	.6*	Employee Stock Purchase Plan	S-1/A	333-139652	10.23	February 26, 2007
10	.7*	Employment Agreement — Amir Bassan-Eskenazi	S-1	333-139652	10.8	December 22, 2006
10	.7A*	Amendment to Employment Agreement — Amir Bassan-Eskenazi	8-K	001-33355	10.8A	January 5, 2009
10	.8*	Employment Agreement — Ran Oz	S-1	333-139652	10.9	December 22, 2006
10	.8A*	Amendment to Employment Agreement — Ran Oz	10-Q	001-33355	10.9A	May 15, 2008
10	.9*	Offer Letter Agreement — Ravi Narula	8-K	001-33355	10.1	June 17, 2010
10	.10*	Offer Letter Agreement — Robert Horton	S-1/A	333-139652	10.12	January 26, 2007
10	.10A*	Amendment to Offer Letter Agreement — Robert Horton	10-K	001-33355	10.12A	March 12, 2008
10	.10B*	Amendment to Offer Letter Agreement — Robert Horton	8-K	001-33355	10.12B	January 5, 2009
10	.11*	Letter Agreement — Harald Braun	10-Q	001-33355	10.26	May 7, 2009
10	.11A	Offer Letter Agreement — Harald Braun	8-K	001-33355	10.1	October 19, 2010
10	.12*	Letter Agreement — Ken Goldman	S-1	333-139652	10.15	December 22, 2006
10	.13*	Letter Agreement — Robert Sachs	S-1	333-139652	10.16	December 22, 2006
10	.14*	Letter Agreement — Michael J. Pohl	10-Q	001-33355	10.27	May 7, 2009
10	.15*	Letter Agreement — Dennis Wolf	10-Q	001-33355	10.29	November 6, 2009

Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

10	.16*	Letter Agreement — David Lockwood					X
10.17		Agreement by and among BigBand Networks, Inc., ValueAct SmallCap Master Fund, VA SmallCap Partners, ValueAct SmallCap Management, ValueAct SmallCap Management GP, VA Partners, ValueAct Capital Management, and David Lockwood dated July 29, 2010	8-K	001-33355	10.1	July 29, 2010
10	.18A	Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17A	December 22, 2006
10	.18B	First Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17B	December 22, 2006
10	.18C	Second Amendment to Lease (475 Broadway, Redwood City, California)	S-1	333-139652	10.17C	December 22, 2006
10	.18D	Third Amendment to Lease (475 Broadway, Redwood City, California)	10-Q	001-33355	99.1	August 10, 2009
10.19		Lease (8 Technology Drive, Westborough, Massachusetts)	S-1	333-139652	10.20	December 22, 2006
10	.19A	Sublease Agreement (8 Technology Drive, Westborough, Massachusetts)	10-Q	001-33355	10.19A	November 8, 2010
10.20		Lease Agreement (Tel Aviv, Israel)	8-K	001-33355	99.1	July 30, 2007
10	.20A	Amendment to Lease Agreement (Tel Aviv, Israel)	10-K	001-33355	10.24A	March 12, 2008
10	.20B	Amended Sublease Agreement (Tel Aviv, Israel)					X
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included on signature page to Form 10-K)					X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.1+	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent this exhibit is specifically incorporated by reference.
*	Management compensatory plan or arrangement.