Form 10-Q
period 2011-03-31
BigBand Networks, Inc.
filed 2011-05-06
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 1, 2011, 70,070,273 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Index

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except per share data)

	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,671	$21,537
Marketable securities	120,649	122,012
Accounts receivable, net of allowance for doubtful accounts of $17 as of both March 31, 2011 and December 31, 2010	8,729	5,001
Inventories, net	12,474	11,117
Prepaid expenses and other current assets	3,710	4,190
Total current assets	161,233	163,857
Property and equipment, net	6,872	8,088
Goodwill	1,656	1,656
Other non-current assets	6,779	7,170
Total assets	$176,540	$180,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,935	$4,656
Accrued compensation and related benefits	6,605	5,178
Current portion of deferred revenues, net	19,894	18,143
Current portion of other liabilities	4,333	4,266
Total current liabilities	38,767	32,243
Deferred revenues, net, less current portion	7,545	8,327
Other liabilities, less current portion	1,582	1,692
Accrued long-term Israeli severance pay	4,842	4,376
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of March 31, 2011 and December 31, 2010; 70,057 and 69,687 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	70	70
Additional paid-in capital	301,740	299,003
Accumulated other comprehensive (loss) income	(11)	253
Accumulated deficit	(177,995)	(165,193)
Total stockholders’ equity	123,804	134,133
Total liabilities and stockholders’ equity	$176,540	$180,771

See accompanying notes

Index

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited in thousands)

	Three Months Ended March 31,
	2011	2010
Net revenues:
Products	$9,529	$24,881
Services	8,836	7,354
Total net revenues	18,365	32,235

Cost of net revenues:
Products	5,766	13,924
Services	3,043	3,277
Total cost of net revenues	8,809	17,201

Gross profit	9,556	15,034

Operating expenses:
Research and development	11,383	13,492
Sales and marketing	5,112	6,050
General and administrative	3,814	4,526
Restructuring charges	2,007	-
Total operating expenses	22,316	24,068

Operating loss	(12,760)	(9,034)
Interest income	206	515
Other expense, net	(30)	(88)
Loss before provision for income taxes	(12,584)	(8,607)
Provision for income taxes	218	162
Net loss	$(12,802)	$(8,769)

Basic net loss per common share	$(0.18)	$(0.13)
Diluted net loss per common share	$(0.18)	$(0.13)

Shares used in basic net loss per common share	69,842	67,313
Shares used in diluted net loss per common share	69,842	67,313

See accompanying notes

Index

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)
	Three Months ended March 31,
	2011	2010
Cash Flows from Operating activities
Net loss	$(12,802)	$(8,769)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	2,688	3,758
Depreciation of property and equipment	1,344	1,846
Fixed assets written off related to restructuring	551	-
Amortization of software license	-	208
Gain on disposal of property and equipment	-	(11)
Net settled unrealized losses on cash flow hedges	(51)	(23)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,728)	10,648
(Increase) in inventories, net	(1,357)	(3,766)
Decrease in prepaid expenses and other current assets	368	906
Decrease (increase) in other non-current assets	391	(353)
Increase (decrease) in accounts payable	3,279	(1,268)
Increase in long-term Israeli severance pay	466	360
Increase (decrease) in accrued and other liabilities	1,317	(1,669)
Increase (decrease) in deferred revenues	969	(7,469)
Net cash (used in) operating activities	(6,565)	(5,602)
Cash Flows from Investing activities
Purchase of marketable securities	(44,900)	(51,397)
Proceeds from maturities of marketable securities	38,951	44,897
Proceeds from sale of marketable securities	7,278	8,500
Purchase of property and equipment	(679)	(1,105)
Proceeds from sale of property and equipment	-	47
Net cash provided by investing activities	650	942
Cash Flows from Financing activities
Proceeds from exercise of stock options	49	423
Net cash provided by financing activities	49	423

Net (decrease) in cash and cash equivalents	(5,866)	(4,237)
Cash and cash equivalents as of beginning of period	21,537	24,894
Cash and cash equivalents as of end of period	$15,671	$20,657

See accompanying notes.

Index

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

2. Summary of Significant Accounting Policies

Basis of Presentation

        The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2011, and the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (SEC) on March 9, 2011 (Form 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Form 10-K.

        The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC. As permitted by such rules, not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future period.

       With the exception of the adoption of guidance related to revenue recognition, discussed below, there have been no significant changes in the Company’s accounting policies during the three months ended March 31, 2011 compared to the significant accounting policies described in the Company’s Form 10-K.

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

Revenue Recognition

        In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14). ASU 2009-13 and 14 amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance, and also:

●	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

●
require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if the Company does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

●	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

Index

       The Company adopted the provisions of ASU 2009-13 and 14, prospectively, for all transactions originating or materially modified after December 31, 2010. This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. The adoption of ASU 2009-13 and 14 did not have a material impact on the Company’s consolidated financial condition, operating revenues, results of operations or cash flows, and the Company does not expect a material impact in the future.

       The Company’s software and hardware product applications are sold as solutions and its software is a significant component to the functionality of these solutions. The Company provides unspecified software updates and enhancements related to products through support contracts. Revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

        Product revenues consist of sales of the Company’s software and hardware products. Software product sales include a perpetual license to the Company’s software. The Company recognizes product revenues upon shipment to its customers, including resellers, on non-cancellable contracts and purchase orders when all revenue recognition criteria are met, or, if specified in an agreement, upon receipt of final acceptance of the product, provided all other criteria are met. End users generally have no rights of return, stock rotation rights or price protection. Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.

       The Company sells its products and services to customers in North America through its direct sales force, and sells to customers internationally through a combination of direct sales and resellers. Sales to the Company’s resellers are final and the resellers do not have any rights of return, product rotation rights, or price protection.

        Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and customer support. The Company’s customer service agreements allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but generally extends to five years for the Company’s telecommunications customers. Revenues from other services, such as installation, program management and training, are recognized when the services are performed.

        The Company assesses the ability to collect from its customers based on a number of factors, including the credit worthiness of the customer and the past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

        Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation, program management and training) and product revenues, net of the associated costs. Deferred product revenues and related costs generally relate to acceptance provisions that have not been met, partial shipment or for transactions entered into before December 31, 2010, when the Company did not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of net revenues.

        For all transactions entered into after December 31, 2010, the Company recognizes revenues using estimated selling prices of the delivered goods and services based on a hierarchy of methods contained in ASU 2009-13. The Company uses VSOE for determination of estimated selling price of elements in each arrangement if available, and since third party evidence is not available for those elements where vendor specific objective evidence of selling price cannot be determined, the Company evaluates factors to determine its ESP for all other elements. In multiple element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.

        VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, the Company requires that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the mean rates. In addition, the Company may consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

       The Company is typically not able to determine TPE for its products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

        When the Company is unable to establish selling price of its non-software deliverables using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.

Index

        The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact during the three months ended March 31, 2011, nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

       Cash, Cash Equivalents and Marketable Securities

        The Company holds its cash and cash equivalents in checking, money market and investment accounts with high credit quality financial institutions. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

        Marketable securities consist principally of corporate debt securities, commercial paper, securities of U.S. agencies, with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of March 31, 2011, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

        The Company’s customers are impacted by several factors, including difficult industry conditions and access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts receivable. The Company had three and four customers that each had an accounts receivable balance of greater than 10% of the Company’s total accounts receivable balance as of March 31, 2011 and December 31, 2010, respectively. The Company recognized revenues from four and three customers that were 10% or greater of the Company’s total net revenues for the three months ended March 31, 2011 and 2010, respectively.

        Inventories, Net

       Inventories, net consist of finished goods and raw materials, and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method, and is comprised of material, labor, and overhead. The Company’s net inventory balance was $12.5 million and $11.1 million as of March 31, 2011 and December 31, 2010, respectively. The Company’s inventory requires lead time to manufacture, and therefore it is required to order certain inventory in advance of anticipated sales. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market value, and are charged to the provision for inventory which is a component of its cost of net product revenues. At the point of the write-down a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Index

        The Company records a liability for firm noncancellable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of its excess and obsolete inventory. As of March 31, 2011 and December 31, 2010, the liability for these purchase commitments in excess of its future demand forecasts was $0.5 million and $0.8 million, respectively, and was included in other current liabilities on the Company’s consolidated balance sheets, and cost of net product revenues in its consolidated statements of operations.

        The inventory provisions included in inventories, net on the Company’s consolidated balance sheets were $1.7 million and $2.8 million as of March 31, 2011 and December 31, 2010, respectively. The Company’s write-downs for inventory charged to cost of net product revenues were $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. The Company could be required to increase its inventory provisions if there were to be sudden and significant decreases in demand for its products or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements. The Company continues to regularly evaluate the exposure for inventory write-downs and the adequacy of its liability for purchase commitments.

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

         Income Taxes

        The Company follows ASC 740 Income Taxes, which requires the use of the liability method of accounting for income taxes. The liability method computes income taxes based on a projected effective tax rate for the full calendar year. For example, the effective tax rate for the three months ended March 31, 2011 is based on the projected effective tax rate for the year ending December 31, 2011. The liability method includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.

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

         The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, on occurrence of the forecasted transaction, is subsequently reclassified to the consolidated statement of operations, primarily in research and development expenses. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net. For the three months ended March 31, 2011 and 2010, this amount was not material. The Company’s derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of March 31, 2011 will have settled as of September 30, 2011.

Index

        All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010

Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS	27,000	ILS	27,000
Notional amount of currency option contracts: U.S. dollars		$7,720		$7,548

Unrealized (losses) gains included in other comprehensive income on condensed consolidated balance sheets:
Settled - underlying derivative was settled but forecasted transaction has not occurred		$(1)		$50
Unsettled - primarily included as other current (liabilities) assets		(75)		104
Total unrealized (losses) gains included in other comprehensive income		$(76)		$154

The change in accumulated other comprehensive income (loss) from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Accumulated other comprehensive income (loss) related to cash flow hedges as of beginning of period	$154	$(151)
Changes in settled and unsettled portion of cash flow hedges	(128)	17
	26	(134)
Less:
Less changes in cash flow hedges: income (loss) reflected in condensed consolidated statement of operations	102	(59)
Accumulated other comprehensive loss related to cash flow hedges as of end of period	$(76)	$(75)

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

Recently Adopted Accounting Standards

As described above under Revenue Recognition, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 on a prospective basis for all transactions entered into or materially amended after December 31, 2010.

       In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted ASU 2010-28 effective January 1, 2011, and this adoption did not have a material impact on its consolidated financial condition, results of operations or cash flows.

Index

3. Basic and Diluted Net Loss per Common Share

        The computation of basic and diluted net loss per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(12,802)	$(8,769)

Denominator:
Weighted average shares used in basic and diluted net loss per common share	69,842	67,313

Basic and diluted net loss per common share	$(0.18)	$(0.13)

As of March 31, 2011 and 2010, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of net loss per common share for the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of March 31,
	2011	2010

Stock options outstanding	6,520	11,893
Restricted stock units	6,010	3,582
Employee stock purchase plan shares	257	295

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

The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total

Marketable securities:
Corporate debt securities	$-	$72,352	$-	$72,352
U.S. Agency debt securities	-	37,305	-	37,305
Commercial paper	-	10,992	-	10,992
	-	120,649	-	120,649
Cash equivalents:
Money market funds	6,596	-	-	6,596
Corporate debt securities	-	2,011	-	2,011
Commercial paper	-	1,650	-	1,650
	6,596	3,661	-	10,257
Total cash equivalents and marketable securities	$6,596	$124,310	$-	$130,906
Cash balances				5,414
Total cash, cash equivalents and marketable securities				$136,320

Index

                    The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$-	$69,728	$-	$69,728
U.S. Agency debt securities	-	43,791	-	43,791
Commercial paper	-	8,493	-	8,493
	-	122,012	-	122,012
Cash equivalents:
Money market funds	7,111	-	-	7,111
Commercial paper	-	1,499	-	1,499
	7,111	1,499	-	8,610
Total cash equivalents and marketable securities	$7,111	$123,511	$-	$130,622
Cash balances				12,927
Total cash, cash equivalents and marketable securities				$143,549

       In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $4.3 million and $3.9 million as of March 31, 2011 and December 31, 2010, respectively. There were no movements between level 1 and level 2 financial assets for the three months ended March 31, 2011.

5. Balance Sheet Data

Marketable Securities

Marketable securities included available-for-sale securities as follows (in thousands):

	As of March 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Corporate debt securities	$72,283	$108	$(39)	$72,352
U.S. Agency debt securities	37,311	10	(16)	37,305
Commercial paper	10,988	4	-	10,992
Total marketable securities	$120,582	$122	$(55)	$120,649

	As of December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Corporate debt securities	$69,627	$131	$(30)	$69,728
U.S. Agency debt securities	43,795	8	(12)	43,791
Commercial paper	8,491	2	-	8,493
Total marketable securities	$121,913	$141	$(42)	$122,012

The contractual maturity date of the available-for-sale securities was as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010

Due within one year	$89,349	$97,179
Due within one to two years	31,300	24,833
Total marketable securities	$120,649	$122,012

Index

Inventories, Net

Inventories, net were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010

Finished products	$10,442	$9,110
Raw materials	2,032	2,007
Total inventories, net	$12,474	$11,117

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010

Interest receivable	$1,046	$1,156
Prepaid maintenance	797	813
Taxes receivable	494	543
Other	1,373	1,678
Total prepaid expenses and other current assets	$3,710	$4,190

Property and Equipment, Net

Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010

Engineering and other equipment	$22,469	$22,238
Computers, software and related equipment	17,384	17,215
Leasehold improvements	3,439	5,115
Office furniture and fixtures	955	1,110
	44,247	45,678
Less: accumulated depreciation	(37,375)	(37,590)
Total property and equipment, net	$6,872	$8,088

Goodwill

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of March 31, 2011 and December 31, 2010.

Other Non-current Assets

Other non-current assets were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010

Israeli severance pay	$4,297	$3,933
Security deposit	1,830	2,083
Deferred tax assets	530	530
Other	122	624
Total other non-current assets	$6,779	$7,170

Index

Deferred Revenues, Net

Deferred revenues, net were as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010

Deferred service revenues, net	$23,416	$22,091
Deferred product revenues, net	4,023	4,379
Total deferred revenues, net	27,439	26,470
Less current portion of deferred revenues, net	(19,894)	(18,143)
Deferred revenues, net, less current portion	$7,545	$8,327

Other Liabilities

Other liabilities were comprised as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010

Foreign, franchise and other income tax liabilities	$1,431	$1,230
Rent and restructuring liabilities	1,236	1,015
Accrued warranty	1,038	1,147
Accrued professional fees	401	480
Customer prepayments	350	-
Sales and use tax payable	116	245
Other	1,343	1,841
Total other liabilities	5,915	5,958
Less current portion of other liabilities	(4,333)	(4,266)
Other liabilities, less current portion	$1,582	$1,692

Accrued Warranty

Activity related to product warranty was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Balance as of beginning of period	$1,147	$2,068
Warranty charged to cost of sales	101	58
Utilization of warranty	(256)	(118)
Other adjustments	46	(286)
Balance as of end of period	1,038	1,722
Less current portion of accrued warranty	(593)	(880)
Accrued warranty, less current portion	$445	$842

6. Restructuring Charges

       On January 7, 2011, the Audit Committee under designation of the Board of Directors authorized a restructuring plan to respond to market and business conditions, pursuant to which the Company reduced headcount by approximately 9%, and vacated a portion of its Tel Aviv and Westborough, Massachusetts facilities. Approximately $1.0 million of severance and $1.0 million of vacated facility charges were incurred in the three months ended March 31, 2011. Subsequent to vacating the Tel Aviv facility, the Company entered into a sublease for the vacated portion of its Tel Aviv facility.

Index

Since its initial public offering in March 2007, the Company has authorized restructuring plans. All of the restructuring plans were substantially complete as of March 31, 2011. Total restructuring activity for the three months ended March 31, 2011 was as follows (in thousands):

	Balance as of December 31, 2010	Charges	Cash Payments	Other Non- Cash Adjustments (1)	Balance as of March 31, 2011

Vacated facilities	$563	$1,025	$(99)	$(565)	$924
Severance	38	982	(559)	-	461
Total restructuring liability	$601	$2,007	$(658)	$(565)	$1,385
Less restructuring liability, current portion					(1,360)
Restructuring liability, less current portion					$25
(1) Other non-cash adjustments primarily related to fixed assets written off as part of the Company's restrucuring plan.

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

8. Stockholders’ Equity

The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Cost of net revenues	$416	$566
Research and development	1,105	1,322
Sales and marketing	368	669
General and administrative	799	1,201
Total stock-based compensation	$2,688	$3,758

Equity Incentive Plans

        Since March 15, 2007, the Company has granted options and restricted stock units (RSUs) pursuant to its 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan allows the Company to award incentive and non-qualified stock options, restricted stock, RSUs and stock appreciation rights to employees, officers, directors and consultants of the Company. Options under the 2007 Plan are granted at an exercise price that equals the closing value of the Company’s common stock on the date of grant, generally are exercisable in installments vesting over a four-year period and generally have a maximum term of ten years from the date of grant. The Company issues new shares for all awards under the 2007 Plan.

        On October 18, 2010, the Company’s stockholders approved a one-time voluntary stock option exchange program (Exchange Program) that permitted eligible employees to exchange certain outstanding stock options that had exercise prices substantially in excess of the fair market value of the Company’s common stock for a lesser number of RSUs to be granted under the Company’s 2007 Plan and the Israeli Sub-plan thereunder. The Exchange Program commenced on October 21, 2010 and ended on November 18, 2010. Following the exchange, options to purchase approximately 5.2 million shares were exchanged for 1.8 million RSUs. The incremental stock compensation charge related to the Exchange Program was not material.

Index

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

Shares

Available as of December 31, 2010	12,219
Options and RSUs granted	(2,380)
Options and RSUs cancelled	803
Available as of March 31, 2011	10,642

       Data pertaining to stock option activity under the plans was as follows (in thousands, except per share and period data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2010	6,376	$2.71	6.48	$3,993
Granted	551	2.62
Exercised	(51)	1.18		$74
Cancelled	(356)	3.96
Outstanding as of March 31, 2011	6,520	$2.65	6.47	$3,326
Vested and expected to vest, net of forfeitures	6,338	$2.64	6.38	$3,326

       The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the period, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the period have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $2.55 and $2.80 per share as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, total unrecognized stock compensation expense relating to unvested stock options, adjusted for estimated forfeitures expected to be recognized over a weighted-average period of 3.2 years, was insignificant.

Restricted Stock Units

       Except for performance based awards (which track performance against the Company’s incentive compensation plan targets), RSU grants under the 2007 Plan generally vest in increments over three to four years from the date of grant. The RSUs are classified as equity awards because the RSUs are paid only in shares upon vesting. RSU awards are measured at the fair value at the date of grant, which corresponds to the closing stock price of the Company’s common stock on the date of grant. RSUs expected to vest reflect an estimated forfeiture rate. The Company’s RSU activity was as follows (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Unvested as of December 31, 2010	4,946	$3.57	1.28	$13,893
Granted	1,829	2.61
Vested	(318)	2.92		$838
Cancelled	(447)	3.59
Unvested as of March 31, 2011	6,010	$3.31	1.15	$15,327
Vested and expected to vest, net of forfeitures	5,715	$3.31	1.14	$14,572

Index

As of March 31, 2011, total unrecognized stock compensation expense relating to unvested RSUs, adjusted for estimated forfeitures, was $16.6 million. This amount is expected to be recognized over a weighted-average period of 1.9 years.

        In June 2010, the Company granted 91,000 RSUs to the Company’s chief executive officer which vest in five years; however, vesting will accelerate if certain stock performance criteria are attained. The stock compensation expense for these RSUs is being recorded over their estimated vesting period using the Monte Carlo method and such expense was $11,000 for the three months ended March 31, 2011.

       During 2010, the Company granted approximately 450,000 performance-based vesting RSUs to its employees, including the Company’s named executive officers, as part of its incentive compensation plan (ICP) program for the second half of 2010. Compensation under the 2010 ICP program was based on cash and performance-based vesting RSUs. Since no ICP payout for this period was earned, none of these performance-based vesting RSUs vested, and  the Company recorded no expense. Instead, approximately 350,000 of these performance-based vesting RSUs were modified and reused as part of its ICP program for the first half of 2011, with the remainder being cancelled and made available for future issuance. In addition, during the three months ended March 31, 2011, the Company granted approximately 0.8 million RSUs as a result of its decision to compensate all participants in the first half of 2011 ICP through RSUs. As a result, as of March 31, 2011, the Company had approximately 1.1 million RSUs outstanding for which vesting is subject to the achievement of performance targets, including one or both of individual and Company financial performance targets. Stock compensation recognized for these RSUs was $0.7 million for the three months ended March 31, 2011.

Employee Stock Purchase Plan

       Under the Company’s 2007 Employee Stock Purchase Plan (ESPP), employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP contains an evergreen provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. On February 16, 2011, the Board of Directors determined there would be no evergreen increase under the ESPP for 2011. The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $77,000 and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Shares available for future issuance under the ESPP were approximately 3.3 million as of both March 31, 2011 and December 31, 2010.

Stock-Based Compensation

        The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under ASC 718. This model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The fair value of each new option awarded was estimated on the grant date using the assumptions noted as follows:

	Three Months Ended March 31,
	2011	2010
Stock Options
Expected volatility	66%	73%
Expected term	6 years	6 years
Risk-free interest	2.47%	2.80%
Expected dividends	0.0%	0.0%

       The computation of expected volatility is derived primarily from the Company’s weighted historical volatility following its IPO in March 2007 and to a lesser extent the weighted historical volatilities of several comparable companies within the cable and telecommunications equipment industry. The risk-free interest factor is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. For all periods presented, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin (SAB) 107 as revised by SAB 110. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Estimates, including achievement of incentive compensation plan targets, are evaluated each reporting period and adjusted, if necessary, by recognizing the cumulative effect of the change in estimate on compensation costs recognized in prior periods.

Index

 9. Segment Reporting

The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues by geographical region were allocated based on the shipping destination of customer orders, and were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

United States	$17,636	$28,686
Asia	375	2,390
Europes	180	779
Americas excluding United States	174	380
Total net revenues	$18,365	$32,235

Long-lived assets, net of depreciation were as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010

Israel	$3,212	$3,829
United States	3,023	3,584
Rest of World	637	675
Total long-lived assets, net	$6,872	$8,088

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

Income tax expense was $0.2 million for both the three months ended March 31, 2011 and 2010. The effective tax rates for these periods differed from the U.S. federal statutory rate primarily due to the differential in foreign tax rates on cost-plus foreign jurisdictions, non deductible stock compensation expense, other currently non-deductible items, and movement in the Company’s valuation allowance.

11. Comprehensive Loss

       The components of comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net loss	$(12,802)	$(8,769)
Change in cash flow hedges	(230)	76
Change in unrealized gains (losses) on marketable securities	(34)	(128)
Comprehensive loss	$(13,066)	$(8,821)

Accumulated other comprehensive (loss) income was as follows (in thousands):

	As of March 31, 2011	As of December 31, 2010

Net unrealized (loss) gain on cash flow hedges	$(76)	$154
Net unrealized gain on marketable securities	65	99
Total accumulated other comprehensive (loss) income	$(11)	$253

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

       Due to the concentrated nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. Within a given quarter, our revenues from our large customers can vary significantly based upon their budgetary cycles and implementation schedules. For the three months ended March 31, 2011 and 2010, we derived approximately 81% and 77%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated in a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results. We often recognize a substantial portion of our revenues in the last month of a quarter, which limits our visibility to estimate future revenues, product mix and gross margins.

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

       Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software, hardware and services sold, and the average selling prices of our products. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we expect the average selling prices of our products to be adversely impacted by competitive pricing pressures, but we seek to control the impact to our gross margins by introducing new products with higher margins, selling software enhancements to existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer’s network, which can influence the amount and complexity of design, integration and installation services. Our overhead costs for our services are relatively fixed, and fluctuations of our service revenues impact our service gross margin, which historically has been, and we expect will continue to be, higher than our product gross margin.

Index

       Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel-related costs are the most significant component of our operating expenses. We expect our operating expenses to decrease in absolute dollars for the three months ending June 30, 2011 compared to the three months ended March 31, 2011.

       Research and development expense is the largest functional component of our operating expenses and consists primarily of personnel costs, independent contractor costs, prototype expenses, and other allocated facilities and information technology expense. All research and development costs are expensed as incurred. Our development teams are located in Tel Aviv, Israel; Shenzhen, China; Westborough, Massachusetts and Redwood City, California. We expect our research and development expense to decrease modestly in absolute dollars for the three months ending June 30, 2011 compared to the three months ended March 31, 2011.

        Sales and marketing expense relates primarily to compensation and associated costs for marketing and sales personnel, sales commissions, promotional and other marketing expenses, travel, trade-show expenses and allocated facilities and information technology expense. Marketing programs are intended to generate revenues from new and existing customers and are expensed as incurred. We expect sales and marketing expense to remain flat in absolute dollars for the three months ending June 30, 2011 compared to the three months ended March 31, 2011.

       General and administrative expense consists primarily of compensation and associated costs for general and administrative personnel, professional services and allocated facilities and information technology expenses. Professional services consist of outside legal, accounting and other consulting costs. We expect general and administrative expense to remain flat in absolute dollars for the three months ending June 30, 2011 compared to the three months ended March 31, 2011.

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

       Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, the valuation of inventories, warranty liabilities, stock- based compensation, the allowance for doubtful accounts, the impairment of long-lived assets, and income taxes, the policies of which are discussed under the caption “Critical Accounting Policies and Estimates” in our 2010 Form 10-K filed with the SEC on March 9, 2011. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements. With the exception of the adoption of guidance related to revenue recognition, discussed below, there have been no significant changes in our accounting policies during the three months ended March 31, 2011 compared to the significant accounting policies described in our Form 10-K.

Revenue Recognition

       In October 2009, the FASB issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14). ASU 2009-13 and 14 amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance, and also:

●	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

●
require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if we do not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

●	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

Index

        We adopted the provisions of ASU 2009-13 and 14, prospectively, for all transactions originating or materially modified after December 31, 2010. This guidance does not generally change the units of accounting for our revenue transactions. Most products and services qualify as separate units of accounting. The adoption of ASU 2009-13 and 14 did not have a material impact on our consolidated financial condition, operating revenues, results of operations or cash flows, and we do not expect a material impact in the future.

       Our software and hardware product applications are sold as solutions and our software is a significant component to the functionality of these solutions. We provide unspecified software updates and enhancements related to products through support contracts. Revenue is recognized when all of the following have occurred: (1) we have entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

       Product revenues consist of sales of our software and hardware products. Software product sales include a perpetual license to our software. We recognize product revenues upon shipment to our customers, including resellers, on non-cancellable contracts and purchase orders when all revenue recognition criteria are met, or, if specified in an agreement, upon receipt of final acceptance of the product, provided all other criteria are met. End users generally have no rights of return, stock rotation rights or price protection. Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.

       We sell our products and services to customers in North America through our direct sales force, and sells to customers internationally through a combination of direct sales and resellers. Sales to our resellers are final and the resellers do not have any rights of return, product rotation rights, or price protection.

       Substantially all of our product sales have been made in combination with support services, which consist of software updates and customer support. Our customer service agreements allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year but generally extends to five years for our telecommunications customers. Revenues from other services, such as installation, program management and training, are recognized when the services are performed.

       We assess the ability to collect from our customers based on a number of factors, including the credit worthiness of the customer and the past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

       Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation, program management and training) and product revenues, net of the associated costs. Deferred product revenues and related costs generally relate to acceptance provisions that have not been met, partial shipment or for transactions entered into before December 31, 2010, when we did not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of net revenues.

       For all transactions entered into after December 31, 2010, we recognize revenues using estimated selling prices of the delivered goods and services based on a hierarchy of methods contained in ASU 2009-13. We use VSOE for determination of estimated selling price of elements in each arrangement if available, and since third party evidence is not available for those elements where vendor specific objective evidence of selling price cannot be determined, we evaluate factors to determine our ESP for all other elements. In multiple element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.

       VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the mean rates. In addition, we may consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

       We typically are not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

       When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.

Index

        We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 31, 2011, nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

 Results of Operations

       Our results of operations were as follows:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Amount ($ thousands)	% of Revenues		Amount ($ thousands)	% of Revenues

Total net revenues	$18,365	100.0%		$32,235	100.0%
Total cost of net revenues	8,809	48.0		17,201	53.4
Total gross profit	9,556	52.0		15,034	46.6

Operating expenses:
Research and development	11,383	62.0		13,492	41.9
Sales and marketing	5,112	27.8		6,050	18.8
General and administrative	3,814	20.8		4,526	14.0
Restructuring charges	2,007	10.9		-	-
Total operating expenses	22,316	121.5		24,068	74.7

Operating loss	(12,760)	(69.5)		(9,034)	(28.1)
Interest income	206	1.1		515	1.6
Other expense, net	(30)	(0.1)		(88)	(0.2)
Loss before provision for income taxes	(12,584)	(68.5)		(8,607)	(26.7)
Provision for income taxes	218	1.2		162	0.5
Net loss	$(12,802)	(69.7	) %	$(8,769)	(27.2	) %

Net Revenues

       Total net revenues decreased 43.0% to $18.4 million for the three months ended March 31, 2011 from $32.2 million for the three months ended March 31, 2010. The decrease was due to a $15.4 million decrease in product revenues, partially offset by a $1.5  million increase in service revenues.

        Revenues from our top five customers comprised approximately 81% and 77% of net revenues for the three months ended March 31, 2011 and 2010, respectively. Cox Communications, Charter, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended March 31, 2011. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended March 31, 2010.

       Time Warner Cable represented less than 20% of our net revenues for the three months ended March 31, 2011 compared to more than 40% of our net revenues for the three months ended March 31, 2010. The decrease as a percentage of total revenues and in absolute dollars was attributable to the minimal expansion of our Switched Digital Video solutions during the three months ended March 31, 2011, compared to a large multi-site roll out of both our Broadcast Video and Switched Digital Video solutions by Time Warner during the three months ended March 31, 2010.

       Verizon represented slightly less than 30% of our net revenues for the three months ended March 31, 2011 compared to slightly more than 10% of our net revenues for the three months ended March 31, 2010. The increase was due to some expansion and upgrade orders from Verizon to support their FiOS deployment.

Index

       Net revenues by geographical region based on the shipping destination of customer orders was as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount ($ thousands)	% of Revenues	Amount ($ thousands)	% of Revenues

United States	$17,636	96.1%	$28,686	89.0%
Asia	375	2.0	2,390	7.4
Europe	180	1.0	779	2.4
Americas excluding United States	174	0.9	380	1.2
	$18,365	100.0%	$32,235	100.0%

                   Product Revenues. Product revenues decreased 61.7% to $9.5 million for the three months ended March 31, 2011 from $24.9 million for the three months ended March 31, 2010. This decrease was primarily due to a $13.4 million decrease in Switched Digital Video (SDV) revenues, as early SDV adopters had substantially completed their initial deployments in 2010 and potential new customers did not commence SDV deployments in the three months ended March 31, 2011. Broadcast Video revenues decreased to a lesser extent primarily due to a modest decline in order volume from our customers. These decreases were slightly offset by a modest increase in TelcoTV revenues due to expansion and upgrade orders for the FiOS solution utilized by Verizon.

       Service Revenues. Service revenues increased 20.2% to $8.8 million for the three months ended March 31, 2011 from $7.4 million for the three months ended March 31, 2010. This increase was primarily due to the timing of the Video customer support and maintenance renewal orders compared to the three months ended March 31, 2010. Installation and training revenues decreased modestly due to a decline in order volume, primarily related to SDV deployments from both new and existing customers.

        Gross Profit and Gross Margin

       Gross Profit. Gross profit for the three months ended March 31, 2011 was $9.6 million compared to $15.0 million for the three months ended March 31, 2010, a decrease of 36.4%. Gross margin increased to 52.0% for the three months ended March 31, 2011 compared to 46.6% for the three months ended March 31, 2010, primarily due to higher service revenues, which typically have higher gross margins, and also due to and a more favorable product mix.

       Product Gross Margin. Product gross margin for the three months ended March 31, 2011 was 39.5% compared to 44.0% for the three months ended March 31, 2010. This decrease was primarily due to decreased product revenues that resulted in a lower absorption of fixed manufacturing costs. Manufacturing overhead expenses for the three months ended March 31, 2011 was $1.3 million compared to $2.2 million for the three months ended March 31, 2010, a decrease of 40.8%, which was primarily due to a $0.4 million decrease in wages and benefits related to decreased headcount, and a $0.3 million decrease in discretionary spending. Product gross margin for the three months ended March 31, 2011 and 2010 included stock-based compensation expense of $0.2 million and $0.3 million, respectively.

       Services Gross Margin. Services gross margin for the three months ended March 31, 2011 was 65.6% compared to 55.4% for the three months ended March 31, 2010. This increase was primarily due to a $1.5 million increase in service revenues, primarily related to an increase in Video customer support and maintenance revenues. Cost of service revenues for the three months ended March 31, 2011 was $3.0 million compared to $3.3 million for the three months ended March 31, 2010, a decrease of 7.1%, which was primarily due to a decrease in wages and benefits related to decreased headcount. Services gross margin for both the three months ended March 31, 2011 and 2010 included stock-based compensation expense of $0.2 million.

Operating Expenses

       Research and Development. Research and development expense was $11.4 million for the three months ended March 31, 2011, or 62.0% of net revenues, compared to $13.5 million for the three months ended March 31, 2010, or 41.9% of net revenues. The decrease was primarily due to a $0.9 million decrease in wages and benefits related to an 18% decrease in headcount, a $0.6 million decrease in independent contractor costs and a $0.2 million decrease in depreciation expense. Research and development expense for the three months ended March 31, 2011 and 2010 included stock-based compensation expense of $1.1 million and $1.3 million, respectively.

       Sales and Marketing. Sales and marketing expense was $5.1 million for the three months ended March 31, 2011, or 27.8% of net revenues, compared to $6.1 million for the three months ended March 31, 2010, or 18.8% of net revenues. The decrease was primarily due to a $0.6 million decrease in wages and benefits related to an 18% decrease in headcount and $0.3 million reduction in marketing programs due to cost containment efforts. Sales and marketing expense for the three months ended March 31, 2011 and 2010 included stock-based compensation expense of $0.4 million and $0.7 million, respectively.

       General and Administrative. General and administrative expense was $3.8 million for the three months ended March 31, 2011, or 20.8% of net revenues, compared to $4.5 million for the three months ended March 31, 2010, or 14.0% of net revenues. The decrease was primarily due to a $0.4 million decrease in wages and benefits related to a 16% decrease in headcount. General and administrative expense for the three months ended March 31, 2011 and 2010 included stock-based compensation expense of $0.8 million and $1.2 million, respectively.

Index

       Restructuring Charges. Restructuring charges were $2.0 million for the three months ended March 31, 2011 and zero for the three months ended March 30, 2010. On January 7, 2011, the Audit Committee under designation of the Board of Directors authorized a restructuring plan pursuant to which we reduced headcount by approximately 9% and vacated a portion of two leased facilities. Approximately $1.0 million of severance and related benefits and approximately $1.0 million for vacated facility charges and related fixed asset write offs were recorded in the three months ended March 31, 2011.

 Interest Income

        Interest income was $0.2 million for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010. The decrease in interest income was primarily attributable to lower interest rates, and to a lesser extent lower cash and investment balances.

Other expense, net

        Other expense, net, which consists primarily of foreign exchange gains (losses), was an expense of $30,000 for the three months ended March 31, 2011 compared to an expense of $88,000 for the three months ended March 31, 2010.

Provision for income taxes

        Provision for income taxes for the three months ended March 31, 2011 was $0.2 million, or negative 1.7%, on a pre-tax loss of $12.6 million, compared to tax expense of $0.2 million, or negative 1.9%, on a pre-tax loss of $8.6 million for the three months ended March 31, 2010. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to the differential in foreign tax rates, non deductible stock compensation expense, other currently non-deductible items, and movement in our valuation allowance.

        We maintained a valuation allowance as of March 31, 2011 against certain of our deferred tax assets because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize these deferred tax assets in the future. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

       We had unrecognized tax benefits of approximately $3.2 million and $3.1 million as of March 31, 2011 and December 31, 2010, respectively. We expect the unrecognized tax benefits to remain unchanged for the next 12 months.

Our policy includes interest and penalties related to unrecognized tax benefits within our provision for income taxes. The company’s material jurisdictions are the United States and Israel, which remain open to examination by the appropriate governmental agencies for tax years 2006 to 2010 and 2008 to 2010, respectively. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

Non-GAAP Financial Measures

       We report all financial information required in accordance with U.S. generally accepted accounting principles (GAAP), but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense or restructuring charges and related taxes in managing our operations. Specifically, management does not consider these expenses/benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net loss and net loss per share, which exclude these expenses when evaluating our ongoing operations and allocating resources within the organization.

Index

Reconciliations of GAAP and non-GAAP financial measures for the three months ended March 31, 2011 were as follows (in thousands except per share):

	Three Months Ended March 31,
	2011	2010

GAAP net loss	$(12,802)	$(8,769)
Stock-based compensation	2,688	3,758
Restructuring charges	2,007	-
Tax benefits (adjustments)	92	(21)
Non-GAAP net loss	$(8,015)	$(5,032)

Basic and diluted GAAP net loss per common share	$(0.18)	$(0.13)
Basic and diluted Non-GAAP net loss per common share	$(0.11)	$(0.07)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of March 31, 2011, we had no long-term debt outstanding.

Cash Flow

       Cash, cash equivalents and marketable securities. As of March 31, 2011, our cash, cash equivalents and marketable securities of $136.3 million were invested primarily in corporate debt securities, commercial paper, and securities of U.S. agencies. We do not enter into investments for trading or speculative purposes. Although our cash, cash equivalents and marketable securities decreased by $7.2 million during the three months ended March 31, 2011, we believe that our existing sources of liquidity will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. In order to remain competitive, we must constantly evaluate the need to make significant investments in products and in research and development. We may seek additional equity or debt financing to maintain or expand our product lines or research and development efforts, or for other strategic purposes such as acquisitions. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and the timing of any strategic acquisitions. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. There are no significant limits or restrictions that affect our ability to access our cash, cash equivalents and marketable securities.

Operating activities

The key line items affecting cash from operating activities were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net loss	$(12,802)	$(8,769)
Add back non-cash charges (1)	4,532	5,778
Net loss before non-cash charges	(8,270)	(2,991)
(Increase) decrease in accounts receivable	(3,728)	10,648
(Increase) in inventories, net	(1,357)	(3,766)
Increase (decrease) in deferred revenues	969	(7,469)
Increase (decrease) in accounts payable and accrued and other liabilities	4,596	(2,937)
Other, net	1,225	913
Net cash (used in) operating activities	$(6,565)	$(5,602)
(1) Non-cash charges primarily related to stock-based compensation of $2.7 million and $3.8 million, and depreciation of property and equipment of $1.3 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.

Index

Our net loss of $12.8 million for the three months ended March 31, 2011 included non-cash charges of $4.5 million primarily related to $2.7 million of stock-based compensation and $1.3 million of depreciation expense. Operating cash activities for the three months ended March 31, 2011 included:

Accounts payable and accrued and other liabilities increased by $4.6 million during the three months ended March 31, 2011. This was primarily due to timing of payments to suppliers combined with higher accrued compensation and related benefits.

Accounts receivable increased by $3.7 million during the three months ended March 31, 2011 due to the timing of sales and shipments to our customers. Days sales outstanding increased to 43 for the three months ended March 31, 2011 compared to 22 for the three months ended March 31, 2010.

Our net loss of $8.8 million for the three months ended March 31, 2010 included non-cash charges of $5.8 million primarily related to $3.8 million of stock-based compensation and $1.8 million of depreciation expense. Operating cash activities for the three months ended March 31, 2010 included:

Accounts receivable decreased by $10.6 million during the three months ended March 31, 2010 due to the timing of sales and shipments to our customers, and strong collection activity.

Deferred revenues decreased by $7.5 million during the three months ended March 31, 2010, primarily due to a decrease in deferred product revenues, which was primarily due to lower volume of orders and also due to the timing of sales and shipments to our customers.

Investing Activities

Our investing activities provided cash of $0.7 million for the three months ended March 31, 2011, primarily from maturities and sales, net of purchases of marketable securities of $1.3 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $0.7 million.

Our investing activities provided cash of $0.9 million for the three months ended March 31, 2010, primarily from maturities and sales, net of purchases of marketable securities of $2.0 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $1.1 million.

Financing Activities

Our financing activities provided cash of $49,000 and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, from the issuance of common stock through the exercise of stock options under our equity incentive plans.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2011 were as follows (in thousands):

	Payments due by December 31:
	Total	2011	2012	2013	Thereafter

Purchase obligations (1)	$5,497	$5,497	$-	$-	$-
Operating lease obligations (2)	5,015	2,888	1,847	280	-
Total obligations	$10,512	$8,385	$1,847	$280	$-

(1) Purchase obligations comprise firm non-cancellable agreements to purchase inventory.
(2) Operating lease obligations are net of $1.7 million of sublease rentals from a portion of our Tel Aviv and Westborough, Massachusetts facilities.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Index

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

       The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investment to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities, government and non-government debt securities, and money market funds. As of March 31, 2011, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended March 31, 2011, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

       Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging would have resulted in an increase in our loss before taxes of approximately $0.8 million for the three months ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

       During the three months ended March 31, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

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

       The capital spending patterns of our existing and potential customers depend on a variety of factors, including:

●	annual budget cycles;

●	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;

●	competitive pressures, including pricing pressures;

●	changes in general economic conditions;

●	the impact of industry consolidation;

●	the strategic focus of our customers and potential customers;

●	the status of federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

●	discretionary customer spending patterns;

●	bankruptcies and financial restructurings within the industry; and

●	work stoppages or other labor- or labor market-related issues that may impact the timing of orders and revenues from our customers.

       Since 2009, we have seen reduced capital spending by our customers for our key products. Any continued slowdown or delay in the capital spending by service providers for our products as a result of any of the above factors would likely have a significant adverse impact on our quarterly revenues and net losses.

Index

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

       Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside our control. These factors include:

●	market acceptance of new or existing products offered by us or our customers;

●	the level and timing of capital spending by our customers;

●	the timing, mix and amount of orders, especially from significant customers;

●	the level of our deferred revenue balances;

●	changes in market demand for our products;

●	the mix of software, hardware products sold and service revenues;

●	our unpredictable and lengthy sales cycles, which typically range from six to 18 months;

●	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and result in delays in recognizing revenue;

●	our ability to design, install and receive customer acceptance of our products;

●
materially different acceptance criteria in key customers’ agreements, which can result in large amounts of revenue being recognized, or deferred, as the different acceptance criteria are applied to large orders;

●	new product introductions by our competitors;

●	market acceptance of new or existing products offered by us or our customers;

●	competitive market conditions, including pricing actions by our competitors;

●	our ability to complete complex development of our software and hardware on a timely basis;

●	unexpected changes in our operating expenses;

●	the impact of new accounting, income tax and disclosure rules;

●	the cost and availability of components used in our products;

●	the potential loss of key manufacturer and supplier relationships; and

●	changes in domestic and international regulatory environments.

       We expect that our 2011 financial performance will be significantly affected by our ability to deliver our next-generation QAM in a timely fashion with acceptable quality, and achieving market acceptance of this new platform. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in our operating results. In addition, as a result of the factors described above, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.

Our customer base is highly concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers would likely reduce our revenues significantly.

        Historically, a large portion of our sales have been to a limited number of large customers. Our five largest customers accounted for approximately 81% of our net revenues for the three months ended March 31, 2011, compared to 77% for the three months ended March 31, 2010. Cox Communications, Charter, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended March 31, 2011. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended March 31, 2010.

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

        The sales cycles of our products are typically lengthy, complex and unpredictable and usually involve:

●	a significant technical evaluation period;

●	a significant commitment of capital and other resources by service providers;

●	substantial time required to engineer the deployment of new technologies for new video services;

●	substantial testing and acceptance of new technologies that affect key operations; and

●	substantial test marketing of new services with subscribers.

Index

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

        Historically, we have had relatively high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. However, our deferred revenue balance as of March 31, 2011 was approximately $10.0 million lower than it was as of March 31, 2010. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility, which could in turn harm our stock price.

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

Index

We have been unable to achieve sustained profitability, which could harm the price of our stock.

       Historically, we have experienced significant operating losses, and we were not profitable in either the three months ended March 31, 2011 and 2010. If we fail to achieve or sustain profitability in the future, it will harm our long-term business, and we may not meet the expectations of the investment community, which would have a material adverse impact on our stock price.

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

       Our product development efforts require substantial research and development expense, as we develop new technology, including next generation MSP and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these solutions. Our research and development expense was $11.4 million for the three months ended March 31, 2011, and there can be no assurance that we will achieve an acceptable return on our research and development efforts, and no assurance that we will be able to deliver our solutions in time to achieve market acceptance.

Our ability to grow will depend significantly on our delivery of products that help enable telecommunications companies to provide video services. If the demand for video services from telecommunications companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our video products will suffer.

        We have generated significant revenues from a single telecommunications company. Our ability to grow will depend on our selling video products to additional telecommunications companies. Although a number of our existing products are being deployed in telecom networks, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecommunications company customers, each of which will require significant time and financial commitment. To date, our efforts to sell to additional telecommunication companies have not been successful. There can be no assurance that our efforts to sell to additional telecommunication companies will be successful in the near future, or at all. If technological advancements allow telecommunications companies to provide video services without upgrading their current system infrastructure or provide them a more cost-effective method of delivering video services than our products, projected sales of our video products will suffer. Even if these providers choose our video solutions, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be limited.

       Selling successfully to additional telecommunication companies has been and will be a significant challenge for us. Several of our largest competitors have mature customer relationships with many of the largest telecommunications companies, while we have limited experience with sales and marketing efforts designed to reach these potential customers. In addition, telecommunications companies face specific network architecture and legacy technology issues that we have only limited expertise in addressing. If we fail to penetrate the telecommunications market successfully, our growth in revenues and our operating results would likely be adversely impacted.

We anticipate that our gross margins will fluctuate with changes in our product mix and our fixed cost absorption. We expect decreases in the average selling prices of our hardware and software products to further adversely impact our operating results.

        Our product gross margins decreased to 39.5% for the three months ended March 31, 2011 compared to 44.0% for the three months ended March 31, 2010. Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. Additionally, our failure to develop and introduce new products on a timely basis or to effectively absorb our fixed costs would likely contribute to a decline in our gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

Index

If we do not accurately anticipate the correct mix of our products that will be sold, we may be required to record charges related to excess inventories.

       Due to the unpredictable nature of the demand for our products, we are required to place non-cancellable orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. Our inventory balance was approximately $3.8 million higher as of March 31, 2011 compared to March 31, 2010. In order to reduce the negative financial impact of excess production, we may be required to significantly reduce the sales prices of our products in an attempt to increase demand, which in turn could result in a reduction in the value of the original inventory. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value. Writing down inventory or reducing product prices could adversely impact our gross margins and financial condition.

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

       Our video solutions traditionally have been sold directly to large cable MSOs, and a limited number of telecommunications companies. To date, we have not focused on smaller service providers and have had only limited access to service providers in certain international markets, including Asia and Europe. Although we intend to establish strategic relationships with leading distributors worldwide in an attempt to reach new customers, we have not been successful in establishing these relationships and may not succeed in doing so in the near-term. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with cable MSOs and telecommunications companies that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

        International sales represented 3.9% of our net revenues for the three months ended March 31, 2011 compared to 11.0% for three months ended March 31, 2010. Our international sales depend on our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, our recent efforts at international expansion have not resulted in increased revenues from these markets, and there can be no assurance that our current efforts will substantially diversify our product revenue. We may not be able to successfully enter into additional reseller and/or distribution agreements and/or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

Our expansion of international development operations may take longer to be successful than we anticipate, if they succeed at all.

       As of March 31, 2011, approximately 84% of our research and development headcount was located outside the U.S., primarily in Israel and increasingly in China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or could take longer than we anticipate.

       Our international operations, and the international operations of our contract manufacturers and our outsourced development contractors, are subject to a number of risks, any or all of which could reduce our future revenues or increase our costs from our international operations.

Index

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

Index

We must manage our business effectively even if our infrastructure, management and resources might be strained due to our continued expense reduction efforts.

        In the past several years, including this year, we have undertaken a number of reductions in force, experienced a number of changes in our executive management and implemented other cost reduction measures. Effectively managing our business with reduced headcount and expenses in some areas, will likely place increased strain on our existing resources.

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

       A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of March 31, 2011, we had 150  full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at this facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

Index

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

Index

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

       As part of our business strategy, from time to time, we review potential acquisitions of other businesses, and we may acquire businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

●	issue equity securities which would dilute our current stockholders’ percentage ownership;

●	incur substantial debt;

●	assume contingent liabilities; or

●	spend significant cash.

These actions could harm our business, operating results and financial condition, or the price of our common stock. Moreover, even if we do obtain benefits from acquisitions in the form of increased sales and earnings, there may be a delay between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and where new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

●	difficulties in the assimilation of acquired operations, technologies and/or products;

●	unanticipated acquisition transaction costs;

●	the diversion of management’s attention from other business;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with entering markets in which we have no or limited prior experience;

●	the potential loss of key employees of acquired businesses;

●	difficulties in the assimilation of different corporate cultures and practices; and

●	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

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

       As of March 31, 2011, we had $136.3 million in cash, cash equivalents and investments in marketable securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by any uncertainty in the U.S. and global credit markets such as the conditions in late 2008 and 2009 that affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.

        Although we believe we have chosen a lower risk portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this lower risk portfolio is unlikely to provide us with any significant interest income in the near term.

Index

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

Index

Item 6.	EXHIBITS

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.30	Offer Letter dated March 14, 2011 - Erez Rosen

10.31	Offer Letter dated March 25, 2011 - Richard C. Smith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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

Index

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011

BigBand Networks, Inc.

	By:	/s/Ravi Narula
Ravi Narula, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2B	Form of Amended and Restated Bylaws of the Registrant(1)

10.30	Offer Letter dated March 14, 2011 - Erez Rosen

10.31	Offer Letter dated March 25, 2011 - Richard C. Smith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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

Index