Form 10-Q
period 2011-06-30
BigBand Networks, Inc.
filed 2011-08-08
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 1, 2011, 70,614,867 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.

FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2011

INDEX

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except per share data)

	As of June 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$19,998	$21,537
Marketable securities	107,905	122,012
Accounts receivable, net of allowance for doubtful accounts of $29 and $17 as of June 30, 2011 and December 31, 2010, respectively	9,111	5,001
Inventories, net	10,874	11,117
Prepaid expenses and other current assets	3,844	4,190
Total current assets	151,732	163,857
Property and equipment, net	7,087	8,088
Goodwill	1,656	1,656
Other non-current assets	6,743	7,170
Total assets	$167,218	$180,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,605	$4,656
Accrued compensation and related benefits	5,915	5,178
Current portion of deferred revenues, net	19,365	18,143
Current portion of other liabilities	3,477	4,266
Total current liabilities	35,362	32,243
Deferred revenues, net, less current portion	6,807	8,327
Other liabilities, less current portion	1,577	1,692
Accrued long-term Israeli severance pay	4,657	4,376
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of June 30, 2011 and December 31, 2010; 70,601 and 69,687 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	71	70
Additional paid-in-capital	304,715	299,003
Accumulated other comprehensive income	218	253
Accumulated deficit	(186,189)	(165,193)
Total stockholders’ equity	118,815	134,133
Total liabilities and stockholders’ equity	$167,218	$180,771

See accompanying notes.

INDEX

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Products	$10,258	$16,605	$19,787	$41,486
Services	9,520	9,788	18,356	17,142
Total net revenues	19,778	26,393	38,143	58,628

Cost of net revenues:
Products	6,181	9,402	11,947	23,326
Services	2,792	3,032	5,835	6,309
Total cost of net revenues	8,973	12,434	17,782	29,635

Gross profit	10,805	13,959	20,361	28,993

Operating expenses:
Research and development	10,677	13,110	22,060	26,602
Sales and marketing	4,973	5,998	10,085	12,048
General and administrative	3,367	4,010	7,181	8,536
Restructuring charges	-	1,039	2,007	1,039
Total operating expenses	19,017	24,157	41,333	48,225

Operating loss	(8,212)	(10,198)	(20,972)	(19,232)
Interest income	218	337	424	852
Other income (expense), net	22	(95)	(8)	(183)
Loss before provision for (benefit from) income taxes	(7,972)	(9,956)	(20,556)	(18,563)
Provision for (benefit from) income taxes	222	(315)	440	(153)
Net loss	$(8,194)	$(9,641)	$(20,996)	$(18,410)

Basic net loss per common share	$(0.12)	$(0.14)	$(0.30)	$(0.27)

Diluted net loss per common share	$(0.12)	$(0.14)	$(0.30)	$(0.27)

Shares used in basic net loss per common share	70,312	68,018	70,079	67,667
Shares used in diluted net loss per common share	70,312	68,018	70,079	67,667

See accompanying notes.

INDEX

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating activities
Net loss	$(20,996)	$(18,410)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	5,227	7,383
Depreciation of property and equipment	2,591	3,601
Fixed assets written off related to restructuring	551	-
Amortization of software license	-	416
Loss on disposal of property and equipment	7	220
Net settled unrealized losses on cash flow hedges	(34)	(28)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,110)	11,851
Decrease (increase) in inventories, net	243	(2,770)
Decrease in prepaid expenses and other current assets	343	1,417
Decrease (increase) in other non-current assets	39	(337)
Increase (decrease) in accounts payable	1,949	(5,296)
Increase in long-term Israeli severance pay	281	448
(Decrease) in accrued and other liabilities	(184)	(2,248)
(Decrease) in deferred revenues	(298)	(3,850)
Net cash (used in) operating activities	(14,391)	(7,603)

Cash Flows from Investing activities
Purchase of marketable securities	(61,809)	(92,850)
Proceeds from maturities of marketable securities	63,321	88,818
Proceeds from sale of marketable securities	12,614	20,770
Purchase of property and equipment	(2,148)	(2,362)
Decrease in restricted cash	388	-
Proceeds from sale of property and equipment	-	47
Net cash provided by investing activities	12,366	14,423

Cash Flows from Financing activities
Proceeds from issuance of common stock	486	1,344
Net cash provided by financing activities	486	1,344

Net (decrease) increase in cash and cash equivalents	(1,539)	8,164
Cash and cash equivalents as of beginning of period	21,537	24,894
Cash and cash equivalents as of end of period	$19,998	$33,058

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2011, and the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (SEC) on March 9, 2011 (Form 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC. As permitted by such rules, not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future periods.

With the exception of the adoption of guidance related to revenue recognition, discussed below, there have been no significant changes in the Company’s accounting policies during the six months ended June 30, 2011 compared to the significant accounting policies described in the Company’s Form 10-K.

Use of Estimates

 The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, valuation of inventories and noncancellable and unconditional purchase commitments, valuation of stock-based awards, provision for warranty claims, the allowance for doubtful accounts, restructuring costs, valuation of goodwill and long-lived assets and income tax amounts. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (Accounting Standards Update (ASU) 2009-14). ASU 2009-13 and 14 amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance, and also:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if the Company does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

INDEX

The Company adopted the provisions of ASU 2009-13 and 14, prospectively, for all transactions originating or materially modified after December 31, 2010. This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most products and services qualify as separate units of accounting. The adoption of ASU 2009-13 and 14 did not have a material impact on the Company’s consolidated financial condition, operating revenues, results of operations or cash flows, and the Company does not expect a material impact in future periods.

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

The Company sells its products and services to customers in North America through its direct sales force, and it sells to customers internationally through a combination of direct sales and resellers. Sales to the Company’s resellers are final and the resellers do not have any rights of return, product rotation rights, or price protection.

Substantially all of the Company’s product sales have been made in combination with support services, which consist of software updates and customer support. The Company’s customer service agreements allow customers to select from plans offering various levels of technical support, unspecified software upgrades and enhancements on an if-and-when-available basis. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically one year, but generally extends to five years for the Company’s telecommunications customers. Revenues from other services, such as installation, program management and training, are recognized when the services are performed.

The Company assesses the ability to collect from its customers based on a number of factors, including the credit worthiness of the customer and the past transaction history of the customer. If the customer is not deemed credit worthy, all revenues are deferred from the arrangement until payment is received and all other revenue recognition criteria have been met.

Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation, program management and training) and product revenues, net of the associated costs. Deferred product revenues and related costs generally relate to acceptance provisions that have not been met, partial shipment or for transactions entered into before December 31, 2010, for which the Company did not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of net revenues.

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

The Company has established VSOE of fair value for elements of an arrangement for its professional services and customer support.  VSOE for professional services is based upon the normal pricing and discounting practices for those services when sold separately; whereas support services is measured by the renewal rate (support price as a percentage of product value) to the customer. In determining VSOE, the Company requires that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the mean rates. In addition, the Company may consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

When the Company is unable to establish selling price of its non-software deliverables using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service based on historical sales trending of discount from list price by customer class and anticipated customer pricing strategy. The Company may also consider other factors including, but not limited to, product, geographies, and distribution channels.

INDEX

The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact during the three and six months ended June 30, 2011, nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

 Cash, Cash Equivalents and Marketable Securities

The Company holds its cash and cash equivalents in checking, money market and investment accounts with high credit quality financial institutions. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Marketable securities consist principally of corporate debt securities, commercial paper, securities of U.S. agencies, with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of June 30, 2011, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

 The Company’s customers are impacted by several factors, including difficult industry conditions and access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts receivable. The Company had five and four customers that each had an accounts receivable balance of greater than 10% of the Company’s total accounts receivable balance as of June 30, 2011 and December 31, 2010, respectively. The Company recognized revenues from four and two customers that were 10% or greater of the Company’s total net revenues for the three months ended June 30, 2011 and 2010, respectively. The Company recognized revenues from three and two customers that were 10% or greater of the Company’s total net revenues for the six months ended June 30, 2011 and 2010, respectively.

INDEX

Inventories, Net

Inventories, net consist of finished goods and raw materials, and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method, and is comprised of material, labor, and overhead. The Company’s net inventory balance was $10.9 million and $11.1 million as of June 30, 2011 and December 31, 2010, respectively. The Company’s inventory requires lead time to manufacture, and therefore it is required to order certain inventory in advance of anticipated sales. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market value, and are charged to the provision for inventory which is a component of its cost of net product revenues. At the point of the write-down, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

 The Company records a liability for firm noncancellable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of its excess and obsolete inventory. As of June 30, 2011 and December 31, 2010, the liability for these purchase commitments in excess of its future demand forecasts was $27,000 and $0.8 million, respectively, and was included in other current liabilities on the Company’s consolidated balance sheets, and cost of net product revenues in its consolidated statements of operations.

The inventory provisions included in inventories, net on the Company’s consolidated balance sheets were $1.8 million and $2.8 million as of June 30, 2011 and December 31, 2010, respectively. The Company’s write-downs for inventory charged to cost of net product revenues were $0.7 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. The Company could be required to increase its inventory provisions if there were to be sudden and significant decreases in demand for its products or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements. The Company continues to regularly evaluate the exposure for inventory write-downs and the adequacy of its liability for purchase commitments.

 Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred that require a revision of the remaining useful life of long-lived assets or would render them not recoverable. If such circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded.

Warranty Liabilities

The Company provides a warranty for its software and hardware products. In most cases, the Company warrants that its hardware will be free of defects in workmanship for one year, and that its software media will be free of defects for 90 days. In master purchase agreements with large customers. However, the Company often warrants that its products (hardware and software) will function in material conformance to specifications for a period ranging from one to five years from the date of shipment. In general, the Company accrues for warranty claims based on the Company’s historical claims experience. In addition, the Company accrues for warranty claims based on specific events and other factors when the Company believes an exposure is probable and can be reasonably estimated. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

 Income Taxes

The Company follows ASC 740 Income Taxes, which requires the use of the liability method of accounting for income taxes. The liability method computes income taxes based on a projected effective tax rate for the full calendar year. For example, the effective tax rate for the six months ended June 30, 2011 is based on the projected effective tax rate for the year ending December 31, 2011. The liability method includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that more likely than not is expected to be realized.

 Foreign Currency Derivatives

The Company has revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar that are subject to foreign currency risks, primarily related to expenses and liabilities denominated in the Israeli New Shekel. The Company has established a foreign currency risk management program to help protect against the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

INDEX

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, on occurrence of the forecasted transaction, is subsequently reclassified to the consolidated statement of operations, primarily in research and development expenses. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net, and for the three and six months ended June 30, 2011 and 2010, this amount was not material. The Company’s derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of June 30, 2011 will settle by December 31, 2011.

All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010

Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS	27,000	ILS	27,000
Notional amount of currency option contracts: U.S. dollars		$7,899		$7,548

Unrealized gains included in other comprehensive income on condensed consolidated balance sheets:
Unsettled - primarily included as other current assets		$84		$104
Settled - underlying derivative was settled but forecasted transaction has not occurred		16		50
Total unrealized gains included in other comprehensive income		$100		$154

The change in accumulated other comprehensive income (loss) from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Six Months Ended June 30,
	2011	2010

Accumulated other comprehensive income (loss) related to cash flow hedges as of beginning of period	$154	$(151)
Changes in settled and unsettled portion of cash flow hedges	91	(239)
	245	(390)
Less:
Less changes in cash flow hedges: income (loss) reflected in condensed consolidated statement of operations	145	(154)
Accumulated other comprehensive income (loss) related to cash flow hedges as of end of period	$100	$(236)

Stock-based Compensation

 The Company applies the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation. Stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04). ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the potential impact of the adoption of ASU 2011-04 on its consolidated financial position, results of operations or cash flows.

INDEX

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company is currently evaluating the potential impact of the adoption of ASU 2011-05 on its consolidated financial position, results of operations or cash flows.

Recently Adopted Accounting Standards

As described above under Revenue Recognition, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 on a prospective basis for all transactions entered into or materially amended after December 31, 2010.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted ASU 2010-28 effective January 1, 2011, and this adoption did not have an impact on its consolidated financial condition, results of operations or cash flows.

3. Basic and Diluted Net Loss per Common Share

The computation of basic and diluted net loss per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(8,194)	$(9,641)	$(20,996)	$(18,410)

Denominator:
Weighted average shares used in basic and diluted net loss per common share	70,312	68,018	70,079	67,667

Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.30)	$(0.27)

As of June 30, 2011 and 2010, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of net loss per common share for the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of June 30,
	2011	2010

Stock options outstanding	6,595	12,973
Restricted stock units	5,432	3,785
Employee stock purchase plan shares	172	267

INDEX

4. Fair Value

The fair value of the Company’s cash equivalents and marketable securities is determined in accordance with ASC 820 Fair Value Measurements and Disclosures (ASC 820). ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1), inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2) and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the Company’s Level 2 investments, fair value was derived from non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves. The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$-	$73,489	$-	$73,489
U.S. Agency debt securities	-	26,668	-	26,668
Commercial paper	-	7,748	-	7,748
	-	107,905	-	107,905
Cash equivalents:
Money market funds	9,196	-	-	9,196
Commercial paper	-	2,000	-	2,000
	9,196	2,000	-	11,196
Total cash equivalents and marketable securities	$9,196	$109,905	$-	119,101
Cash balances				8,802
Total cash, cash equivalents and marketable securities				$127,903

The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$-	$69,728	$-	$69,728
U.S. Agency debt securities	-	43,791	-	43,791
Commercial paper	-	8,493	-	8,493
	-	122,012	-	122,012
Cash equivalents:
Money market funds	7,111	-	-	7,111
Commercial paper	-	1,499	-	1,499
	7,111	1,499	-	8,610
Total cash equivalents and marketable securities	$7,111	$123,511	$-	130,622
Cash balances				12,927
Total cash, cash equivalents and marketable securities				$143,549

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $4.2 million and $3.9 million as of June 30, 2011 and December 31, 2010, respectively. There were no movements between level 1 and level 2 financial assets for the six months ended June 30, 2011.

INDEX

5. Balance Sheet Data

Marketable Securities

Marketable securities included available-for-sale securities as follows (in thousands):

	As of June 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Corporate debt securities	$73,382	$128	$(21)	$73,489
U.S. Agency debt securities	26,661	10	(3)	26,668
Commercial paper	7,744	4	-	7,748
Total marketable securities	$107,787	$142	$(24)	$107,905

	As of December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Corporate debt securities	$69,627	$131	$(30)	$69,728
U.S. Agency debt securities	43,795	8	(12)	43,791
Commercial paper	8,491	2	-	8,493
Total marketable securities	$121,913	$141	$(42)	$122,012

The contractual maturity date of the available-for-sale securities was as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010

Due within one year	$78,870	$97,179
Due within one to two years	29,035	24,833
Total marketable securities	$107,905	$122,012

Inventories, Net

Inventories, net were comprised as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010

Finished products	$7,733	$9,110
Raw materials	3,141	2,007
Total inventories, net	$10,874	$11,117

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010

Interest receivable	$1,087	$1,156
Prepaid maintenance	654	813
Taxes receivable	559	543
Other	1,544	1,678
Total prepaid expenses and other current assets	$3,844	$4,190

INDEX

Property and Equipment, Net

Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010

Engineering and other equipment	$23,697	$22,238
Computers, software and related equipment	17,474	17,215
Leasehold improvements	3,421	5,115
Office furniture and fixtures	953	1,110
	45,545	45,678
Less: accumulated depreciation	(38,458)	(37,590)
Total property and equipment, net	$7,087	$8,088

Goodwill

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of June 30, 2011 and December 31, 2010.

Other Non-current Assets

Other non-current assets were comprised as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010

Israeli severance pay	$4,163	$3,933
Security deposit	1,881	2,083
Deferred tax assets	530	530
Other	169	624
Total other non-current assets	$6,743	$7,170

Deferred Revenues, Net

Deferred revenues, net were as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010

Deferred service revenues, net	$21,806	$22,091
Deferred product revenues, net	4,366	4,379
Total deferred revenues, net	26,172	26,470
Less current portion of deferred revenues, net	(19,365)	(18,143)
Deferred revenues, net, less current portion	$6,807	$8,327

INDEX

Other Liabilities

Other liabilities were comprised as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010

Foreign, franchise and other income tax liabilities	$1,574	$1,230
Accrued warranty	983	1,147
Deferred rent and restructuring liabilities	922	1,015
Accrued professional fees	397	480
Sales and use tax payable	255	245
Other	923	1,841
Total other liabilities	5,054	5,958
Less current portion of other liabilities	(3,477)	(4,266)
Other liabilities, less current portion	$1,577	$1,692

Accrued Warranty

Activity related to product warranty was as follows (in thousands):

	Six Months Ended June 30,
	2011	2010

Balance as of beginning of period	$1,147	$2,068
Warranty charged to cost of sales	243	142
Utilization of warranty	(297)	(353)
Other adjustments	(110)	(286)
Balance as of end of period	983	1,571
Less current portion of accrued warranty	(571)	(818)
Accrued warranty, less current portion	$412	$753

6. Restructuring Charges

On January 7, 2011, the Audit Committee under designation of the Board of Directors authorized a restructuring plan to respond to market and business conditions, pursuant to which the Company reduced headcount by approximately 9%, and vacated a portion of its Tel Aviv and Westborough, Massachusetts facilities. Approximately $1.0 million of severance and $1.0 million of vacated facility charges were incurred in the six months ended June 30, 2011. After the restructuring, the Company entered into a sublease for the vacated portion of its Tel Aviv facility.

Since its initial public offering in March 2007, the Company has undertaken restructurings from time to time. All of the restructuring plans were substantially complete as of June 30, 2011. Total restructuring activity for the six months ended June 30, 2011 was as follows (in thousands):

	Balance as of December 31, 2010	Charges	Cash Payments	Other Non-Cash Adjustments (1)	Balance as of June 30, 2011

Vacated facilities	$563	$1,025	$(374)	$(561)	$653
Severance	38	982	(933)	(87)	-
Total restructuring liability	$601	$2,007	$(1,307)	$(648)	653
Less restructuring liability, current portion					(636)
Restructuring liability, less current portion					$17

(1) Other non-cash adjustments primarily related to fixed assets written off as part of the Company's restrucuring plan.

INDEX

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

8. Stockholders’ Equity

The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of net revenues	$485	$610	$901	$1,176
Research and development	1,100	1,365	2,205	2,687
Sales and marketing	346	642	714	1,311
General and administrative	608	1,008	1,407	2,209
Total stock-based compensation	$2,539	$3,625	$5,227	$7,383

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

Shares

Available as of December 31, 2010	12,219
Options and RSU granted	(2,826)
Options and RSU cancelled	1,411
Available as of June 30, 2011	10,804

INDEX

Data pertaining to stock option activity under the plans was as follows (in thousands, except per share and period data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2010	6,376	$2.71	6.48	$3,993
Granted	933	2.49
Exercised	(99)	1.17		$128
Cancelled	(615)	3.84
Outstanding as of June 30, 2011	6,595	$2.60	6.57	$2,449
Vested and expected to vest, net of forfeitures	6,408	$2.59	6.48	$2,448

The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the period, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the period have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $2.17 and $2.80 per share as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, total unrecognized stock compensation expense relating to unvested stock options, adjusted for estimated forfeitures expected to be recognized over a future weighted-average period of 3.0 years, was approximately $2.0 million.

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

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Unvested as of December 31, 2010	4,946	$3.57	1.28	$13,893
Granted	1,893	2.60
Vested	(611)	4.42		$1,506
Cancelled	(796)	3.40
Unvested as of June 30, 2011	5,432	$3.14	0.96	$11,789
Vested and expected to vest, net of forfeitures	5,195	$3.14	0.93	$11,274

As of June 30, 2011, total unrecognized stock compensation expense relating to unvested RSUs, adjusted for estimated forfeitures, was $13.5 million, and is expected to be recognized over a future weighted-average period of 1.6 years.

In June 2010, the Company granted 91,000 RSUs to the Company’s chief executive officer which vest in five years; however, vesting will accelerate if certain stock performance criteria are attained. The stock compensation expense for these RSUs is being recorded over their estimated vesting period using the Monte Carlo method and such expense was immaterial for the six months ended June 30, 2011 and 2010, respectively.

During 2010, the Company granted approximately 450,000 performance-based vesting RSUs to its employees, including the Company’s executive officers, as part of its incentive compensation plan (ICP) program for the second half of 2010. Compensation under the 2010 ICP program was based on cash and performance-based vesting RSUs. Since no ICP payout for this period was earned, none of these performance-based vesting RSUs vested, and the Company recorded no expense. Instead, approximately 350,000 of these performance-based vesting RSUs were modified and reused as part of its ICP program for the first half of 2011, with the remainder being cancelled and made available for future issuance. In addition, during the six months ended June 30, 2011, the Company granted approximately 0.8 million RSUs as a result of its decision to compensate all participants in the first half of 2011 ICP through RSUs. As a result, as of June 30, 2011, the Company had approximately 1.1 million RSUs outstanding for which vesting is subject to the achievement of performance targets, including one or both of individual and Company financial performance targets. Stock compensation recognized for these ICP RSUs was $0.9 million and $1.6 million for the three and six months ended June 30, 2011, which reflects an expected vesting of approximately 70% of the 1.1 million RSUs .

INDEX

Employee Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan (ESPP), employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP contains an evergreen provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. On February 16, 2011, the Board of Directors determined there would be no evergreen increase under the ESPP for 2011. The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $60,000 and $137,000 for the three and six months ended June 30, 2011, respectively. The Company recorded stock-based compensation expense associated with its ESPP of $74,000 and $0.2 million for the three and six months ended June 30, 2010, respectively. Shares available for future issuance under the ESPP were as follows (in thousands):

Shares

Available as of December 31, 2010	3,316
Common shares issued	(205)
Available as of June 30, 2011	3,111

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under ASC 718. This model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The fair value of each new option awarded was estimated on the grant date using the assumptions noted as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Options
Expected volatility	65%	67%	65-66%	67-73%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest	2.24%	2.60%	2.24-2.47%	2.60-2.80%
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

INDEX

 9. Segment Reporting

The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues by geographical region were allocated based on the shipping destination of customer orders, and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

United States	$18,151	$23,618	$35,787	$52,304
Asia	948	2,171	1,323	4,561
Europe	189	364	369	1,143
Americas excluding United States	490	240	664	620
Total net revenues	$19,778	$26,393	$38,143	$58,628

Long-lived assets, comprised of property and equipment, net of depreciation were as follows (in thousands):

	As of June 30,	As of December 31,
	2011	2010

Israel	$3,660	$3,829
United States	2,870	3,584
Rest of World	557	675
Total long-lived assets, net	$7,087	$8,088

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

Income tax expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively. Income tax benefit was $0.3 million and $0.2 million for the three and six months ended June 30, 2010, respectively. The effective tax rates for these periods differed from the U.S. federal statutory rate primarily due to the differential in foreign tax rates on cost-plus foreign jurisdictions, non deductible stock compensation expense, other currently non-deductible items, and movement in the Company’s valuation allowance.

11. Comprehensive Loss

 The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(8,194)	$(9,641)	$(20,996)	$(18,410)
Change in cash flow hedges	176	(161)	(54)	(85)
Change in unrealized gains (losses) on marketable securities	53	(113)	19	(241)
Comprehensive loss	$(7,965)	$(9,915)	$(21,031)	$(18,736)

Accumulated other comprehensive income was as follows (in thousands):

	As of June 30,	As of December 31,
	2011	2010

Net unrealized gains on cash flow hedges	$100	$154
Net unrealized gains on marketable securities	118	99
Total accumulated other comprehensive income	$218	$253

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

Overview

We develop, market and sell network-based platforms that enable cable multiple system operators (MSOs) and telecommunications companies (collectively, service providers) to offer video services across coaxial, fiber and copper networks. We were incorporated in Delaware in December 1998. Since that time, we have developed significant expertise in rich media processing, communications networking and bandwidth management. Our customers are using our platforms to expand high-definition television (HDTV) services and enable high-quality video advertising programming to subscribers. Our Broadcast Video, TelcoTV, Switched Digital Video and IPTV (Personalized Video) solutions are comprised of a combination of software and programmable hardware platforms.

We have sold our solutions to more than 200 customers globally. We sell our products and services to customers in the U.S. and Canada through our direct sales force. Domestically, our customers include AT&T, Bright House, Cablevision, Charter Communications, Comcast, Cox, Time Warner Cable and Verizon, which are eight of the ten largest service providers in the U.S. We sell to customers internationally through a combination of direct sales and resellers.

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

Due to the concentrated nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. Within a given quarter, our revenues from our large customers can vary significantly based upon their budgetary cycles and implementation schedules. For the three months ended June 30, 2011 and 2010, we derived approximately 64% and 79%, respectively, of our net revenues from our top five customers. This decline in concentration from the top 5 customers was primarily due to lower order volume from these larger customers. For the six months ended June 30, 2011 and 2010, we derived approximately 72% and 75%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated with a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results. We often recognize a substantial portion of our revenues in the last month of a quarter, which limits our visibility to estimate future revenues, product mix and gross margins.

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

INDEX

Gross Margin. Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of software, hardware and services sold, and the average selling prices of our products. We achieve a higher gross margin on the software content of our products compared to the hardware content. In general, we expect the average selling prices of our products to be adversely impacted by competitive pricing pressures, but we seek to control the impact to our gross margins by introducing new products with higher margins, selling software enhancements for existing products, achieving price reductions for components and improving product design to reduce costs. Our gross margins for products are also influenced by the specific terms of our contracts, which may vary significantly from customer to customer based on the type of products sold, the overall size of the customer’s order, and the architecture of the customer’s network, which can influence the amount and complexity of design, integration and installation services. Our overhead costs for our services are relatively fixed, and fluctuations of our service revenues impact our service gross margin, which historically has been, and we expect will continue to be, higher than our product gross margin.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel-related costs are the most significant component of our operating expenses. We expect our operating expenses to increase modestly in absolute dollars for the three months ending September 30, 2011 compared to the three months ended June 30, 2011, primarily due to higher personnel related costs within research and development expenses.

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

Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, the valuation of inventories, warranty liabilities, stock- based compensation, the allowance for doubtful accounts, the impairment of long-lived assets, and income taxes, the policies of which are discussed under the caption “Critical Accounting Policies and Estimates” in our 2010 Form 10-K filed with the SEC on March 9, 2011. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements. With the exception of the adoption of guidance related to revenue recognition, discussed below, there have been no significant changes in our accounting policies during the six months ended June 30, 2011 compared to the significant accounting policies described in our Form 10-K.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (Accounting Standards Update (ASU) 2009-14). ASU 2009-13 and 14 amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance, and also:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if we do not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

INDEX

We adopted the provisions of ASU 2009-13 and 14, prospectively, for all transactions originating or materially modified after December 31, 2010. This guidance does not generally change the units of accounting for our revenue transactions. Most products and services qualify as separate units of accounting. The adoption of ASU 2009-13 and 14 did not have a material impact on our consolidated financial condition, operating revenues, results of operations or cash flows, and we do not expect a material impact in future periods.

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

We sell our products and services to customers in North America through our direct sales force, and we sell to customers internationally through a combination of direct sales and resellers. Sales to our resellers are final and the resellers do not have any rights of return, product rotation rights, or price protection.

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

Deferred revenues consist primarily of deferred service fees (including customer support and professional services such as installation, program management and training) and product revenues, net of the associated costs. Deferred product revenues and related costs generally relate to acceptance provisions that have not been met, partial shipment or for transactions entered into before December 31, 2010, for which we did not have VSOE of fair value on the undelivered items. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of net revenues.

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

We have established VSOE of fair value for elements of an arrangement for our professional services and customer support.  VSOE for professional services is based upon the normal pricing and discounting practices for those services when sold separately; whereas support services is measured by the renewal rate (support price as a percentage of product value) to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the mean rates. In addition, we may consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service based on historical sales trending of discount from list price by customer class and anticipated customer pricing strategy. We may also consider other factors including, but not limited to, product, geographies, and distribution channels.

INDEX

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 30, 2011, nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

 Results of Operations

Our results of operations were as follows (amounts in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues

Net revenues:
Products	$10,258	51.9%	$16,605	62.9%	$19,787	51.9%	$41,486	70.8%
Services	9,520	48.1	9,788	37.1	18,356	48.1	17,142	29.2
Total net revenues	19,778	100.0	26,393	100.0	38,143	100.0	58,628	100.0
Total cost of net revenues	8,973	45.4	12,434	47.1	17,782	46.6	29,635	50.5
Total gross profit	10,805	54.6	13,959	52.9	20,361	53.4	28,993	49.5

Operating expenses:
Research and development	10,677	54.0	13,110	49.7	22,060	57.8	26,602	45.4
Sales and marketing	4,973	25.1	5,998	22.7	10,085	26.4	12,048	20.5
General and administrative	3,367	17.1	4,010	15.2	7,181	18.9	8,536	14.6
Restructuring charges	-	-	1,039	3.9	2,007	5.3	1,039	1.8
Total operating expenses	19,017	96.2	24,157	91.5	41,333	108.4	48,225	82.3

Operating loss	(8,212)	(41.6)	(10,198)	(38.6)	(20,972)	(55.0)	(19,232)	(32.8)
Interest income	218	1.1	337	1.3	424	1.1	852	1.5
Other income (expense), net	22	0.2	(95)	(0.4)	(8)	-	(183)	(0.4)
Loss before provision for (benefit from) income taxes	(7,972)	(40.3)	(9,956)	(37.7)	(20,556)	(53.9)	(18,563)	(31.7)
Provision for (benefit from) income taxes	222	1.1	(315)	(1.2)	440	1.1	(153)	(0.3)
Net loss	$(8,194)	(41.4)%	$(9,641)	(36.5)%	$(20,996)	(55.0)%	$(18,410)	(31.4	) %

Net Revenues. Total net revenues decreased 25.1% to $19.8 million for the three months ended June 30, 2011 from $26.4 million for the three months ended June 30, 2010. The decrease was due to a $6.3 million decrease in product revenues and a $0.3 million decrease in service revenues.

Total net revenues decreased 34.9% to $38.1 million for the six months ended June 30, 2011 from $58.6 million for the six months ended June 30, 2010. The decrease was due to a $21.7 million decrease in product revenues, partially offset by a $1.2 million increase in service revenues.

Revenues from our top five customers comprised approximately 64% and 79% of net revenues for the three months ended June 30, 2011 and 2010, respectively. Bright House, Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended June 30, 2011. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended June 30, 2010.

Revenues from our top five customers comprised approximately 72% and 75% of net revenues for the six months ended June 30, 2011 and 2010, respectively. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the six months ended June 30, 2011. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the six months ended June 30, 2010.

Time Warner Cable represented less than 20% of our net revenues for the three months ended June 30, 2011 compared to slightly more than 35% of our net revenues for the three months ended June 30, 2010. For the six months ended June 30, 2011, Time Warner Cable represented slightly less than 20% of our net revenues compared to approximately 40% for the six months ended June 30, 2010. Net revenues from Time Warner Cable decreased in absolute dollars and as a percentage of total net revenues in the 2011 periods due to minimal expansion of our Switched Digital Video solution in 2011 compared to a large scale multi-site roll out of both our Broadcast Video and Switched Digital Video solutions in the 2010 periods.

Verizon represented approximately 15% of our net revenues for the three months ended June 30, 2011 compared to slightly more than 20% of our net revenues for the three months ended June 30, 2010. For the six months ended June 30, 2011, Verizon represented slightly more than 20% of our net revenues compared to slightly more than 15% of our net revenues for the six months ended June 30, 2010, as the decrease in their revenues was at a lower rate than our overall revenues decrease. Net revenues from Verizon decreased in absolute dollars in the 2011 periods from the comparable prior periods due to a decline in order volume as Verizon has slowed the rollout of its FiOS system, which we expect to continue for the remainder of 2011.

INDEX

While AT&T represented less than 10% of our net revenues for the three and six months ended June 30, 2011 and 2010, we expect their revenues to represent more than 10% of our net revenues for the first time in the second half of 2011 as they deploy our Media Services Platform (MSP) as part of AT&T’s U-verse® TV’s local ad insertion solution.

Net revenues by geographic region based on the shipping destination of customer orders was as follows (amounts in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010

United States	$18,151	91.7%	$23,618	89.5%	$35,787	93.8%	$52,304	89.2%
Asia	948	4.8	2,171	8.2	1,323	3.5	4,561	7.8
Europe	189	1.0	364	1.4	369	1.0	1,143	1.9
Americas excluding United States	490	2.5	240	0.9	664	1.7	620	1.1
	$19,778	100.0%	$26,393	100.0%	$38,143	100.0%	$58,628	100.0%

Product Revenues. Product revenues decreased 38.2% to $10.3 million for the three months ended June 30, 2011 from $16.6 million for the three months ended June 30, 2010. This $6.3 million decrease was primarily due to a $3.7 million decrease in Switched Digital Video revenues due to a decline in order volume. Additionally, TelcoTV revenues decreased by $2.8 million due to lower order volumes for expansion and upgrades for Verizon’s FiOS solution.

Product revenues decreased 52.3% to $19.8 million for the six months ended June 30, 2011 from $41.5 million for the six months ended June 30, 2010. This $21.7 million decrease was primarily due to a $17.4 million decrease in Switched Digital Video (SDV) revenues. We deliver our SDV solution generally by combining our core media processing modules with our converged video exchange platform, and Broadband Edge QAM. As SDV deployments were substantially completed by some SDV adopters and new international and domestic deployments are not expected to affect our 2011 revenues to the same scale, we currently believe our SDV revenues will decline in absolute dollars in 2011 compared to 2010. This decrease was slightly offset by a modest increase in IPTV (Personalized Video) revenues. Our IPTV solution received final lab certification from AT&T and based on their deployment schedule, we believe that we will have more meaningful IPTV product revenues in fiscal 2011 compared to 2010.

Service Revenues. Service revenues decreased 2.7% to $9.5 million for the three months ended June 30, 2011 from $9.8 million for the three months ended June 30, 2010. This decrease was primarily due to a $0.9 million decrease in Video customer support and maintenance revenues primarily due to the timing of the renewal orders. Installation and training revenues increased $0.6 million due to an increase in order volume from both new and existing customers.

Service revenues increased 7.1% to $18.4 million for the six months ended June 30, 2011 from $17.1 million for the six months ended June 30, 2010. This increase was primarily due to a $0.9 million increase in installation and training revenues related from both new and existing customer deployments. Video customer support and maintenance revenues increased $0.3 million for the six months ended June 30, 2011 from the comparable prior period due to the continued growth in our installed customer base.

Gross Profit and Gross Margin

Gross Profit. Gross profit for the three months ended June 30, 2011 was $10.8 million compared to $14.0 million for the three months ended June 30, 2010, a decrease of 22.6%. Gross margin increased to 54.6% for the three months ended June 30, 2011 compared to 52.9% for the three months ended June 30, 2010.

Gross profit for the six months ended June 30, 2011 was $20.4 million compared to $29.0 million for the six months ended June 30, 2010, a decrease of 29.8%. Gross margin increased to 53.4% for the six months ended June 30, 2011 compared to 49.5% for the six months ended June 30, 2010.

Product Gross Margin. Product gross margin for the three months ended June 30, 2011 was 39.7% compared to 43.4% for the three months ended June 30, 2010. This decrease was primarily due to decreased product revenues that resulted in a lower absorption of our fixed manufacturing costs. Our write-downs for inventory charged to cost of net product revenues were $0.7 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, related primarily to a projected decrease in demand for some of our legacy products that will be replaced by our newer solutions commencing in 2012. Manufacturing overhead expenses for the three months ended June 30, 2011 was $1.3 million compared to $2.3 million for the three months ended June 30, 2010, a decrease of 44.0%. We reduced our facility, travel and other discretionary expenses by $0.5 million due to our cost containment efforts, and wages and benefits decreased $0.4 million due to lower headcount. Product gross margin for the three months ended June 30, 2011 and 2010 included stock-based compensation expense of $0.3 million and $0.4 million, respectively.

Product gross margin for the six months ended June 30, 2011 was 39.6% compared to 43.8% for the six months ended June 30, 2010. This decrease was primarily due to decreased product revenues that resulted in a lower absorption of our fixed manufacturing costs. Our write-downs for inventory charged to cost of net product revenues were $1.0 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively, related primarily to a decrease in projected demand for some of our legacy products that will be replaced by our newer solutions commencing in 2012. Manufacturing overhead expenses for the six months ended June 30, 2011 were $2.6 million compared to $4.5 million for the six months ended June 30, 2010, a decrease of 42.4%. Wages and benefits decreased $0.9 million related to decreased headcount. Additionally, we reduced our facility, travel and other discretionary expenses by $0.8 million due to our cost containment efforts. Product gross margin for the six months ended June 30, 2011 and 2010 included stock-based compensation expense of $0.5 million and $0.7 million, respectively.

INDEX

Our product solutions require lead time to manufacture, and therefore we are required to order certain inventory in advance of anticipated sales. We have considered the likely impact that our inventory balance as of June 30, 2011 may have on our pricing, gross margins and on our provision for excess and obsolete inventory. Based on our forecasted booking and shipment projections, we believe that our provision for excess and obsolete inventory was adequate and that our current inventory level is not expected to have a material impact on our pricing and gross margins for the three months ending September 30, 2011. We could be required to increase our inventory provisions if there were to be sudden and significant decreases in demand for our products or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements.

Services Gross Margin. Services gross margin for the three months ended June 30, 2011 was 70.7% compared to 69.0% for the three months ended June 30, 2010. Cost of service revenues for the three months ended June 30, 2011 was $2.8 million compared to $3.0 million for the three months ended June 30, 2010, a decrease of 7.9%, which was primarily due to a decrease in wages and benefits attributable to a decrease in headcount. Services gross margin for the three months ended June 30, 2011 and 2010 included stock-based compensation expense of $0.2 million and $0.3 million, respectively.

Services gross margin for the six months ended June 30, 2011 was 68.2% compared to 63.2% for the six months ended June 30, 2010. This increase was due to a $1.2 million increase in service revenues, related primarily to an increase in installation and training revenues. Cost of service revenues for the six months ended June 30, 2011 was $5.8 million compared to $6.3 million for the six months ended June 30, 2010, a decrease of 7.5%, which was primarily due to a decrease in wages and benefits related to lower headcount. Services gross margin for the six months ended June 30, 2011 and 2010 included stock-based compensation expense of $0.4 million and $0.5 million, respectively.

Operating Expenses

Research and Development. Research and development expense was $10.7 million for the three months ended June 30, 2011, or 54.0% of net revenues, compared to $13.1 million for the three months ended June 30, 2010, or 49.7% of net revenues. The decrease was primarily due to a $0.8 million decrease in wages and benefits related to a decrease in headcount, a $0.4 million decrease in independent contractor costs and a $0.2 million decrease in depreciation expense. Research and development expense for the three months ended June 30, 2011 and 2010 included stock-based compensation expense of $1.1 million and $1.4 million, respectively.

Research and development expense was $22.1 million for the six months ended June 30, 2011, or 57.8% of net revenues, compared to $26.6 million for the six months ended June 30, 2010, or 45.4% of net revenues. The decrease was primarily due to a $1.7 million decrease in wages and benefits related to a 14% decrease in headcount, a $1.1 million decrease in independent contractor costs and a $0.4 million decrease in depreciation expense. Research and development expense for  the three months ended June 30, 2011 and 2010 included stock-based compensation expense of $2.2 million and $2.7 million, respectively.

Sales and Marketing. Sales and marketing expense was $5.0 million for the three months ended June 30, 2011, or 25.1% of net revenues, compared to $6.0 million for the three months ended June 30, 2010, or 22.7% of net revenues. The decrease was primarily due to a $0.4 million decrease in wages and benefits, a $0.3 million decrease in stock-based compensation and a $0.3 million reduction in marketing programs due to cost containment efforts. Sales and marketing expense for the three months ended June 30, 2011 and 2010 included stock-based compensation expense of $0.3 million and $0.6 million, respectively.

Sales and marketing expense was $10.1 million for the six months ended June 30, 2011, or 26.4% of net revenues, compared to $12.0 million for the six months ended June 30, 2010, or 20.5% of net revenues. Headcount decreased 16%, which resulted in a $0.6 million decrease in stock-based compensation, a $0.4 million decrease in wages and benefits, and a $0.2 million decrease in travel. Additionally, marketing programs decreased $0.3 million due to cost containment efforts. Sales and marketing expense for the six months ended June 30, 2011 and 2010 included stock-based compensation expense of $0.7 million and $1.3 million, respectively.

General and Administrative. General and administrative expense was $3.4 million for the three months ended June 30, 2011, or 17.1% of net revenues, compared to $4.0 million for the three months ended June 30, 2010, or 15.2% of net revenues. The decrease was primarily due to a $0.4 million decrease in wages and benefits related to a 14% decrease in headcount. General and administrative expense for the three months ended June 30, 2011 and 2010 included stock-based compensation expense of $0.6 million and $1.0 million, respectively.

General and administrative expense was $7.2 million for the six months ended June 30, 2011, or 18.9% of net revenues, compared to $8.5 million for the six months ended June 30, 2010, or 14.6% of net revenues. The decrease was primarily due to a $0.8 million decrease in wages and benefits related to a decrease in headcount. General and administrative expense for the six months ended June 30, 2011 and 2010 included stock-based compensation expense of $1.4 million and $2.2 million, respectively.

Restructuring Charges. Restructuring charges were zero for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010. Restructuring charges were $2.0 million for the six months ended June 30, 2011 compared to $1.0 million for the six months ended June 30, 2010. On January 7, 2011, our Audit Committee under designation of our Board of Directors authorized a restructuring plan pursuant to which we reduced headcount by approximately 9% and vacated a portion of two leased facilities. Approximately $1.0 million of severance and related benefits and approximately $1.0 million for vacated facility charges and related fixed asset write offs were recorded in the six months ended June 30, 2011. The 2010 charges included $0.7 million related to a May 2010 restructuring plan pursuant to which employees and subcontractors were terminated, and $0.3 million to fully reserve for a facility vacated in October 2007, which we no longer believed we could sublease.

INDEX

 Interest Income

Interest income was $0.2 million for the three months ended June 30, 2011 compared to $0.3 million for the three months ended June 30, 2010. Interest income was $0.4 million for the six months ended June 30, 2011 compared to $0.9 million for the six months ended June 30, 2010. The decreases in interest income were primarily attributable to lower interest rates, and to a lesser extent due to lower cash and investment balances.

Other income (expense), net

Other income (expense), net, which consists primarily of foreign exchange gains (losses), was income of $22,000 for the three months ended June 30, 2011 compared to an expense of $95,000 for the three months ended June 30, 2010. Other income (expense), net was an expense of $8,000 for the six months ended June 30, 2011 compared to an expense of $0.2 million for the six months ended June 30, 2010.

Provision for (benefit from) income taxes

Provision for income taxes for the three months ended June 30, 2011 was $0.2 million, or negative 2.8%, on a pre-tax loss of $8.0 million, compared to tax benefit of $0.3 million, or 3.2%, on a pre-tax loss of $10.0 million for the three months ended June 30, 2010. Provision for income taxes for the six months ended June 30, 2011 was $0.4 million, or negative 2.1%, on a pre-tax loss of $20.6 million, compared to tax benefit of $0.2 million, or 0.8%, on a pre-tax loss of $18.6 million for the six months ended June 30, 2010. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to the differential in foreign tax rates, non deductible stock compensation expense, other currently non-deductible items, and movement in our tax valuation allowance.

We maintained a valuation allowance as of June 30, 2011 against certain of our deferred tax assets because, based on the available evidence, we believe it is more likely than not that we will not be able to utilize these deferred tax assets in the future. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

We had unrecognized tax benefits of approximately $3.2 million and $3.1 million as of June 30, 2011 and December 31, 2010, respectively. We expect the unrecognized tax benefits to remain unchanged for the next 12 months.

Our material jurisdictions are the U.S. and Israel, which remain open to examination by the appropriate governmental agencies for tax years 2006 to 2010 and 2008 to 2010, respectively. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes.

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

INDEX

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

GAAP net loss	$(8,194)	$(9,641)	$(20,996)	$(18,410)
Stock-based compensation	2,539	3,625	5,227	7,383
Restructuring charges	-	1,039	2,007	1,039
Tax benefits (provision)	52	(104)	144	(125)
Non-GAAP net loss	$(5,603)	$(5,081)	$(13,618)	$(10,113)
Basic and diluted GAAP net loss per common share	$(0.12)	$(0.14)	$(0.30)	$(0.27)
Basic and diluted Non-GAAP net loss per common share	$(0.08)	$(0.07)	$(0.19)	$(0.15)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of June 30, 2011, we had no long-term debt outstanding.

Cash Flow

Cash, cash equivalents and marketable securities. As of June 30, 2011, our cash, cash equivalents and marketable securities of $127.9 million were invested primarily in corporate debt securities, commercial paper, and securities of U.S. agencies. We do not enter into investments for trading or speculative purposes. Although our cash, cash equivalents and marketable securities decreased by $15.6 million during the six months ended June 30, 2011, we believe that our existing sources of liquidity will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. In order to remain competitive, we must frequently evaluate the need to make significant investments in products and in research and development. We may seek additional equity or debt financing to maintain or expand our product lines, for research and development efforts, or for other strategic purposes such as acquisitions. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and the timing of any strategic acquisitions. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. There are no significant limits or restrictions that affect our ability to access our cash, cash equivalents and marketable securities.

Operating activities

The key line items affecting cash from operating activities were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010

Net loss	$(20,996)	$(18,410)
Add back non-cash charges (1)	8,342	11,592
Net loss before non-cash charges	(12,654)	(6,818)
(Increase) decrease in accounts receivable	(4,110)	11,851
Decrease (increase) in inventories, net	243	(2,770)
(Decrease) in deferred revenues	(298)	(3,850)
Increase (decrease) in accounts payable and accrued and other liabilities	1,765	(7,544)
Other, net	663	1,528
Net cash used in operating activities	$(14,391)	$(7,603)

(1) Non-cash charges primarily related to stock-based compensation of $5.2 million and $7.4 million, and depreciation of property and equipment of $2.6 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively.

INDEX

Six Months Ended June 30, 2011

Our net loss of $21.0 million for the six months ended June 30, 2011 included non-cash charges of $8.3 million primarily related to $5.2 million of stock-based compensation and $2.6 million of depreciation expense. Operating cash activities for the six months ended June 30, 2011 included:

•  Accounts receivable increased by $4.1 million during the six months ended June 30, 2011 due to the timing of orders and shipments to our customers. Days sales outstanding increased to 44 for the six months ended June 30, 2011 compared to 21 for the six months ended June 30, 2010, primarily due to a higher accounts receivable balance as of June 30, 2011 compared to June 30, 2010.

•  Accounts payable and accrued and other liabilities increased by $1.8 million during the six months ended June 30, 2011. This was primarily due to timing of payments to suppliers combined with higher accrued compensation and related benefits.

Six Months Ended June 30, 2010

Our net loss of $18.4 million for the six months ended June 30, 2010 included non-cash charges of $11.6 million primarily related to $7.4 million of stock-based compensation and $3.6 million of depreciation expense. Operating cash activities for the six months ended June 30, 2010 included:

• Accounts receivable decreased by $11.9 million during the six months ended June 30, 2010 due to lower order volume and strong collection activity.

• Inventories, net increased by $2.8 million during the six months ended June 30, 2010, primarily due to inventory purchases and shipping activities.

• Deferred revenues decreased by $3.8 million during the six months ended June 30, 2010, primarily due to lower order volume.

• Accounts payable and accrued and other liabilities decreased by $7.5 million during the six months ended June 30, 2010, primarily due to lower purchasing and timing of payments.

Investing Activities

Our investing activities provided cash of $12.4 million for the six months ended June 30, 2011, primarily from maturities and sales, net of purchases of marketable securities of $14.1 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $2.1 million.

 Our investing activities provided cash of $14.4 million for the six months ended June 30, 2010, primarily from maturities and sales, net of purchases, of marketable securities of $16.7 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $2.4 million.

Financing Activities

Our financing activities provided cash of $0.5 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively, through the exercise of stock options under our equity incentive plans and sale of stock under our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2011 were as follows (in thousands):

	Payments due by December 31:
	Total	2011	2012	2013	Thereafter

Operating lease obligations (1)	$4,187	$1,666	$2,241	$280	$-
Purchase obligations (2)	3,327	3,327	-	-	-
Total obligations	$7,514	$4,993	$2,241	$280	$-

(1) Operating lease obligations are net of $1.4 million of sublease rentals from a portion of our Tel Aviv and Westborough, Massachusetts facilities.
(2) Purchase obligations comprise firm non-cancellable agreements to purchase inventory.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities, government and non-government debt securities, and money market funds. As of June 30, 2011, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended June 30, 2011, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging, would have resulted in an increase in our loss before income taxes of approximately $0.8 million for the three months ended June 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside our control. These factors include:

•	market acceptance of new or existing products offered by us or our customers;

•	the level and timing of capital spending by our customers;

•	the timing, mix and amount of orders, especially from significant customers;

•	the level of our deferred revenue balances;

•	changes in market demand for our products;

INDEX

•	the mix of software, hardware products sold and service revenues;

•	our unpredictable and lengthy sales cycles, which typically range from six to 18 months;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and result in delays in recognizing revenue;

•	our ability to design, install and receive customer acceptance of our products;

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

We expect that our third and fourth quarter 2011 financial performance will be significantly affected by our ability to deliver our next-generation QAM in a timely fashion with acceptable quality, and achieving market acceptance of this new platform. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in our operating results. In addition, as a result of the factors described above, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.

Our customer base is highly concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers would likely reduce our revenues significantly.

Historically, a large portion of our sales have been to a limited number of large customers. Our five largest customers accounted for approximately 72% of our net revenues for the six months ended June 30, 2011, compared to 75% for the six months ended June 30, 2010. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the six months ended June 30, 2011. Time Warner Cable and Verizon each represented 10% or more of our net revenues for the six months ended June 30, 2010.

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

Lower deferred revenue balances will make our future period results less predictable.

 Historically, we have had relatively high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. However, our deferred revenue balance as of June 30, 2011 was approximately $14.8 million lower than it was as of June 30, 2010. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility, which could in turn harm our stock price.

INDEX

We have been unable to achieve sustained profitability, which could harm the price of our stock.

Historically, we have experienced significant operating losses, and we were not profitable in either the six months ended June 30, 2011 or the six months ended June 30, 2010. If we fail to achieve or sustain profitability in the future, it will harm our long-term business, and we may not meet the expectations of the investment community, which would have a material adverse impact on our stock price.

We may not accurately anticipate the timing of the market needs for our products and develop such products at the appropriate times at significant research and development expense, or we may not gain market acceptance of our emerging video solutions or adoption of new network architectures and technologies, any of which could harm our operating results and financial condition.

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

Our product development efforts require substantial research and development expense, as we develop new technology, including next generation MSP and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these solutions. Our research and development expense was $10.7 million for the three months ended June 30, 2011, and there can be no assurance that we will achieve an acceptable return on our research and development efforts, and no assurance that we will be able to deliver our solutions in time to achieve market acceptance.

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

 Our product gross margins decreased to 39.7% for the three months ended June 30, 2011, compared to 43.4% for the three months ended June 30, 2010. Historically, our industry has experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. Additionally, our failure to develop and introduce new products on a timely basis or to effectively absorb our fixed costs would likely contribute to a decline in our gross margins, which could have a material adverse effect on our operating results and cause the price of our common stock to decline. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

INDEX

If we do not accurately anticipate the correct mix of our products that will be sold, we may be required to record charges related to excess inventories.

Due to the unpredictable nature of the demand for our products, we are required to place non-cancellable orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. Our inventory balance was approximately $3.2 million higher as of June 30, 2011 than it was as of June 30, 2010. In order to reduce the negative financial impact of excess production, we may be required to significantly reduce the sales prices of our products in an attempt to increase demand, which in turn could result in a reduction in the value of the original inventory. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value. Writing down inventory or reducing product prices could adversely impact our gross margins and financial condition.

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

International sales represented 6.2% of our net revenues for the six months ended June 30, 2011, compared to 10.8% for the six months ended June 30, 2010. Our international sales depend on our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, our recent efforts at international expansion have not resulted in increased revenues from these markets, and there can be no assurance that our current efforts will substantially diversify our product revenue. We may not be able to successfully enter into additional reseller or distribution agreements or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

Our expansion of international development operations may take longer to be successful than we anticipate, if they succeed at all.

As of June 30, 2011, approximately 86% of our research and development headcount was located outside the U.S., primarily in Israel and China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or could take longer than we anticipate.

Our international operations, and the international operations of our contract manufacturers and our outsourced development contractors, are subject to a number of risks such as difficulties in enforcing agreements through non-U.S. legal systems or imposition of conflicting tax or regulatory laws, any or all of which could reduce our future revenues or increase our costs from our international operations.

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

In 2011 and the past several years, we have undertaken a number of reductions in force, experienced a number of changes in our executive management and implemented other cost reduction measures. Effectively managing our business with reduced headcount and expenses in some areas will likely place increased strain on our existing resources.

 In addition, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. These efforts may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods. Moreover, to the extent we grow in the future, such growth will result in increased responsibilities for our management personnel. Managing any future growth may require substantial resources that we may not have or otherwise be able to obtain.

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

 A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of June 30, 2011, we had 154 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at this facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

 As of June 30, 2011, we had $127.9 million in cash, cash equivalents and investments in marketable securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by any uncertainty in the U.S. and global credit markets such as the conditions in late 2008 and 2009 that affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.

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

INDEX

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

INDEX

Item 5.	OTHER INFORMATION

On August 3, 2011, we entered into a letter agreement with Harald Braun, a member of our Board of Directors, that is effective as of June 30, 2011 and terminates on October 15, 2011.  Pursuant to such letter agreement, Mr. Braun agreed to continue to provide services as our interim Executive Vice President.  The letter agreement provides for the grant of an award of 28,800 restricted stock units, which will vest over a one-year period, with vesting in equal quarterly installments following the date of grant.  Mr. Braun’s prior offer letter agreement, dated October 19, 2010, shall continue to govern the terms of his service.  The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is incorporated herein by reference to Exhibit 10.11B.

On August 3, 2011, we entered into a Consulting Agreement with Michael Pohl, a member of our Board of Directors, for a period commencing on August 1, 2011 and terminating on January 31, 2012.  Pursuant to such Consulting Agreement, Mr. Pohl agreed to provide support services to our management team at the request of the Compensation Committee of the Board of Directors.  The Consulting Agreement provides for total aggregate contract amount of $119,994 with a monthly rate of $19,999.  The Consulting Agreement contains customary provisions regarding the protection of our confidential information and assignment of intellectual property to us.  The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is incorporated herein by reference to Exhibit 10.14A.

On August 3, 2011, we committed to Bonus Agreements with each of Amir Bassan-Eskenazi, Ravi Narula, Paul Crann, Jr., Rajive Dhar and Robert Horton, each of whom is an executive officer of BigBand.  Such agreements are effective as of August 3, 2011 and terminate as of the twelve (12) month anniversary of the effective date (the Term).  However, if a Change in Control (as defined in the Bonus Agreements) occurs when there are fewer than six (6) months remaining during the Term, the term of the Bonus Agreements will extend automatically through the date that is six (6) months following the Closing (as defined in the Bonus Agreements).  Pursuant to such Bonus Agreements, each of the executive officers will be eligible to receive a cash bonus payment equal to (i) 100% of such executive officer’s annual base salary as in effect immediately prior to the Change in Control, plus (ii) 100% of such executive officer’s target bonus as in effect for the year in which the Change in Control occurs.  Half of this payment will be paid to the executive officer within thirty (30) days of the Closing, and the remainder will be paid within thirty (30) days of the date that is the six (6) month anniversary of the Closing.  However, if one of the executive officer’s employment is terminated within six (6) months following the Closing without “Cause” or for “Good Reason” (as defined in the Bonus Agreements), then such executive officer will be entitled to the remainder of his or her payment within thirty (30) days following the date of such executive officer’s termination of employment.  The aforementioned change in control bonus payment will be paid in addition to (and not in lieu of) any severance or other benefits that each of the executive officers may otherwise be entitled to receive.

The Bonus Agreements also contain customary provisions regarding a release of claims against us and the protection of our confidential information and assignment of intellectual property to us.  The foregoing description of the Bonus Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Bonus Agreement, which is incorporated herein by reference to Exhibit 10.21.

Item 6.	EXHIBITS

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2B	Form of Amended and Restated Bylaws of the Registrant(1)
10.11B	Letter Agreement Extending Employment - Harald Braun
10.14A	Consulting Agreement – Michael Pohl
10.18E	Sixth Amendment to Lease (475 Broadway, Redwood City, California)
10.21	Form of Bonus Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: August 4, 2011

BigBand Networks, Inc.

By:	/s/ Ravi Narula
Ravi Narula, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1B	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2B	Form of Amended and Restated Bylaws of the Registrant(1)
10.11B	Letter Agreement Extending Employment - Harald Braun
10.14A	Consulting Agreement – Michael Pohl
10.18E	Sixth Amendment to Lease (475 Broadway, Redwood City, California)
10.21	Form of Bonus Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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