Form 10-Q
period 2011-09-30
BigBand Networks, Inc.
filed 2011-11-09
CIK 1381325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, 72,276,601 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

BigBand Networks, Inc.

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2011

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BigBand Networks, Inc.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except per share data)

	As of	As of
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,797	$21,537
Marketable securities	103,015	122,012
Accounts receivable, net of allowance for doubtful accounts of $32 and $17 as of September 30, 2011 and December 31, 2010 respectively	10,211	5,001
Inventories, net	8,247	11,117
Prepaid expenses and other current assets	3,686	4,190
Total current assets	141,956	163,857
Property and equipment, net	6,454	8,088
Goodwill	1,656	1,656
Other non-current assets	5,963	7,170
Total assets	$156,029	$180,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,634	$4,656
Accrued compensation and related benefits	6,110	5,178
Current portion of deferred revenues, net	15,941	18,143
Current portion of other liabilities	3,822	4,266
Total current liabilities	31,507	32,243
Deferred revenues, net, less current portion	6,787	8,327
Other liabilities, less current portion	1,402	1,692
Accrued long-term Israeli severance pay	4,163	4,376
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000 shares authorized as of September 30, 2011 and December 31, 2010; 72,190 and 69,687 shares issued and outstanding as of September 30, 2011 and December 31, 2010 respectively	72	70
Additional paid-in-capital	307,044	299,003
Accumulated other comprehensive (loss) income	(506)	253
Accumulated deficit	(194,440)	(165,193)
Total stockholders’ equity	112,170	134,133
Total liabilities and stockholders’ equity	$156,029	$180,771

See accompanying notes.

Index

BigBand Networks, Inc.
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Products	$13,921	$16,261	$33,708	$57,747
Services	8,575	10,490	26,931	27,632
Total net revenues	22,496	26,751	60,639	85,379

Cost of net revenues:
Products	8,931	10,208	20,878	33,534
Services	2,796	2,872	8,631	9,181
Total cost of net revenues	11,727	13,080	29,509	42,715

Gross profit	10,769	13,671	31,130	42,664

Operating expenses:
Research and development	10,020	12,432	32,080	39,034
Sales and marketing	4,689	4,483	14,774	16,531
General and administrative	4,335	4,024	11,516	12,560
Restructuring (credits) charges	-	(139)	2,007	900
Total operating expenses	19,044	20,800	60,377	69,025

Operating loss	(8,275)	(7,129)	(29,247)	(26,361)
Interest income	191	225	615	1,077
Other income (expense), net	25	(134)	17	(317)
Loss before provision for income taxes	(8,059)	(7,038)	(28,615)	(25,601)
Provision for income taxes	192	216	632	63
Net loss	$(8,251)	$(7,254)	$(29,247)	$(25,664)

Basic and diluted net loss per common share	$(0.12)	$(0.11)	$(0.42)	$(0.38)

Shares used in basic and diluted net loss per common share	71,203	68,853	70,448	68,067

See accompanying notes.

Index

BigBand Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)
	Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating activities
Net loss	$(29,247)	$(25,664)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	7,494	10,673
Depreciation of property and equipment	3,928	5,173
Fixed assets written off related to restructuring	551	-
Write-off of software license	-	1,458
Amortization of software license	-	625
Loss on disposal of property and equipment	7	406
Net settled unrealized losses on cash flow hedges	(77)	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,210)	12,786
Decrease (increase) in inventories, net	2,870	(6,946)
Decrease in prepaid expenses and other current assets	394	2,456
Decrease (increase) in other non-current assets	820	(480)
Increase (decrease) in accounts payable	978	(815)
(Decrease) increase in long-term Israeli severance pay	(213)	476
(Decrease) in accrued and other liabilities	(169)	(3,323)
(Decrease) in deferred revenues	(3,742)	(14,584)
Net cash (used in) operating activities	(21,616)	(17,759)

Cash Flows from Investing activities
Purchase of marketable securities	(94,530)	(149,356)
Proceeds from maturities of marketable securities	94,833	132,849
Proceeds from sale of marketable securities	18,489	22,270
Purchase of property and equipment	(2,852)	(3,376)
Decrease in restricted cash	387	-
Proceeds from sale of property and equipment	-	49
Net cash provided by investing activities	16,327	2,436

Cash Flows from Financing activities
Proceeds from issuance of common stock	549	1,537
Net cash provided by financing activities	549	1,537

Net decrease in cash and cash equivalents	(4,740)	(13,786)
Cash and cash equivalents as of beginning of period	21,537	24,894
Cash and cash equivalents as of end of period	$16,797	$11,108

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2011, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (SEC) on March 9, 2011 (Form 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the SEC. As permitted by such rules, not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future periods.

With the exception of the adoption of guidance related to revenue recognition, discussed below, there have been no significant changes in the Company’s accounting policies during the nine months ended September 30, 2011 compared to the significant accounting policies described in the Company’s Form 10-K.

Use of Estimates

 The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management uses estimates and judgments in determining recognition of revenues, valuation of inventories and liabilities for noncancellable and unconditional purchase commitments, valuation of stock-based awards, provision for warranty claims, the allowance for doubtful accounts, restructuring costs, valuation of goodwill and long-lived assets and income tax amounts. Management bases its estimates and assumptions on methodologies it believes to be reasonable. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

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

Index
The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact during the three and nine months ended September 30, 2011, nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.

Cash, Cash Equivalents and Marketable Securities

The Company holds its cash and cash equivalents in checking, money market and investment accounts with high credit quality financial institutions. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Marketable securities consist principally of corporate debt securities, commercial paper, securities of U.S. agencies, with remaining time to maturity of two years or less. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of September 30, 2011, the Company did not have any such securities. The Company considers all other marketable securities with remaining time to maturity of less than two years to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

 The Company’s customers are impacted by several factors, including difficult industry conditions and access to capital. The market that the Company serves is characterized by a limited number of large customers creating a concentration of risk. To date, the Company has not incurred any significant charges related to uncollectible accounts receivable. The Company had two and four customers that each had an accounts receivable balance of greater than 10% of the Company’s total accounts receivable balance as of September 30, 2011 and December 31, 2010, respectively. The Company recognized revenues from four and three customers that were 10% or greater of the Company’s total net revenues for the three months ended September 30, 2011 and 2010, respectively. The Company recognized revenues from three customers that were 10% or greater of the Company’s total net revenues for both the nine months ended September 30, 2011 and 2010.

Index

Inventories, Net

Inventories, net consist of finished goods and raw materials, and are stated at the lower of standard cost or market. Standard cost approximates actual cost on the first-in, first-out method, and is comprised of material, labor, and overhead. The Company’s net inventory balance was $8.2 million and $11.1 million as of September 30, 2011 and December 31, 2010, respectively. The Company’s inventory requires lead time to manufacture, and therefore it is required to order certain inventory in advance of anticipated sales. The Company regularly monitors inventory quantities on-hand and records write-downs for excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market value, and are charged to the provision for inventory which is a component of its cost of net product revenues. At the point of the write-down, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The Company records a liability for firm noncancellable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of its excess and obsolete inventory. As of September 30, 2011 and December 31, 2010, the liability for these purchase commitments in excess of its future demand forecasts was $134,000 and $0.8 million, respectively, and was included in other current liabilities on the Company’s consolidated balance sheets, and cost of net product revenues in its consolidated statements of operations.

The inventory provisions included in inventories, net on the Company’s consolidated balance sheets were $3.3 million and $2.8 million as of September 30, 2011 and December 31, 2010, respectively. The Company’s write-downs for inventory charged to cost of net product revenues were $1.6 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Warranty Liabilities

The Company provides a warranty for its software and hardware products. In most cases, the Company warrants that its hardware will be free of defects in workmanship for one year, and that its software media will be free of defects for 90 days. However, in master purchase agreements with large customers, the Company often warrants that its products (hardware and software) will function in material conformance to specifications for a period ranging from one to five years from the date of shipment. In general, the Company accrues for warranty claims based on the Company’s historical claims experience. In addition, the Company accrues for warranty claims based on specific events and other factors when the Company believes an exposure is probable and can be reasonably estimated. The adequacy of the accrual is reviewed on a periodic basis and adjusted, if necessary, based on additional information as it becomes available.

Income Taxes

The Company follows ASC 740 Income Taxes, which requires the use of the liability method of accounting for income taxes. The liability method computes income taxes based on a projected effective tax rate for the full calendar year. For example, the effective tax rate for the nine months ended September 30, 2011 is based on the projected effective tax rate for the year ending December 31, 2011. The liability method includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that more likely than not is expected to be realized.

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

Index

The Company selectively hedges future expenses denominated in Israeli New Shekels by purchasing foreign currency forward contracts or combinations of purchased and sold foreign currency option contracts. When the U.S. dollar strengthens against the Israeli New Shekel, the decrease in the value of future foreign currency expenses is offset by losses in the fair value of the contracts designated as hedges. Conversely, when the U.S. dollar weakens significantly against the Israeli New Shekel, the increase in the value of future foreign currency expenses is offset by gains in the fair value of the contracts designated as hedges. The exposures are hedged using derivatives designated as cash flow hedges under ASC 815 Derivatives and Hedging. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, on occurrence of the forecasted transaction, is subsequently reclassified to the consolidated statement of operations, primarily in research and development expenses. The ineffective portion of the gain or loss is recognized immediately in other income (expense), net, and for the three and nine months ended September 30, 2011 and 2010, this amount was not material. The Company’s derivative instruments generally have maturities of 180 days or less, and hence all unrealized amounts as of September 30, 2011 will settle by March 31, 2012.

All of the derivative instruments are with high quality financial institutions and the Company monitors the creditworthiness of these parties. Amounts relating to these derivative instruments were as follows (in thousands):

	As of September 30,		As of December 31,
	2011		2010

Derivatives designated as hedging instruments:
Notional amount of currency option contracts: Israeli New Shekels	ILS	27,000	ILS	27,000
Notional amount of currency option contracts: U.S. dollars		$7,933		$7,548

Unrealized (losses) gains included in other comprehensive income on condensed consolidated balance sheets:
Unsettled - primarily included as other current (liabilities) assets		$(373)		$104
Settled - underlying derivative was settled but forecasted transaction has not occurred		(27)		50
Total unrealized (losses) gains included in other comprehensive income		$(400)		$154

The change in accumulated other comprehensive income (loss) from cash flow hedges included on the Company’s condensed consolidated balance sheets was as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010

Accumulated other comprehensive income (loss) related to cash flow hedges as of beginning of period	$154	$(151)
Changes in settled and unsettled portion of cash flow hedges	(384)	31
	(230)	(120)
Less:
Less changes in cash flow hedges: income (loss) reflected in condensed consolidated statement of operations	170	(229)
Accumulated other comprehensive (loss) income related to cash flow hedges as of end of period	$(400)	$109

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

3. Basic and Diluted Net Loss per Common Share

The computation of basic and diluted net loss per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(8,251)	$(7,254)	$(29,247)	$(25,664)

Denominator:
Weighted average shares used in basic and diluted net loss per common share	71,203	68,853	70,448	68,067

Basic and diluted net loss per common share	$(0.12)	$(0.11)	$(0.42)	$(0.38)

As of September 30, 2011 and 2010, the Company had securities outstanding that could potentially dilute basic net income (loss) per common share in the future, but were excluded from the computation of net loss per common share for the periods presented as their effect would have been anti-dilutive as follows (shares in thousands):

	As of September 30,
	2011	2010

Stock options outstanding	6,284	12,003
Restricted stock units	3,261	3,443
Employee stock purchase plan shares	291	274

Index

4. Fair Value

The fair value of the Company’s cash equivalents and marketable securities is determined in accordance with ASC 820 Fair Value Measurements and Disclosures (ASC 820). ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1), inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2) and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For the Company’s Level 2 investments, fair value was derived from non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves. The Company’s fair value measurements of its financial assets (cash, cash equivalents and marketable securities) were as follows as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities:
Corporate debt securities	$-	$77,138	$-	$77,138
U.S. Agency debt securities	-	19,129	-	19,129
Commercial paper	-	6,748	-	6,748
	-	103,015	-	103,015
Cash equivalents:
Money market funds	9,031	-	-	9,031
Total cash equivalents and marketable securities	$9,031	$103,015	$-	112,046
Cash balances				7,766
Total cash, cash equivalents and marketable securities				$119,812

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

In addition to the amounts disclosed in the above tables, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $3.6 million and $3.9 million as of September 30, 2011 and December 31, 2010, respectively. There were no movements between level 1 and level 2 financial assets for the nine months ended September 30, 2011.

Index

5. Balance Sheet Data

Marketable Securities

Marketable securities included available-for-sale securities as follows (in thousands):

	As of September 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Corporate debt securities	$77,254	$44	$(160)	$77,138
U.S. Agency debt securities	19,122	8	(1)	19,129
Commercial paper	6,745	3	-	6,748
Total marketable securities	$103,121	$55	$(161)	$103,015

	As of December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Corporate debt securities	$69,627	$131	$(30)	$69,728
U.S. Agency debt securities	43,795	8	(12)	43,791
Commercial paper	8,491	2	-	8,493
Total marketable securities	$121,913	$141	$(42)	$122,012

The contractual maturity date of the available-for-sale securities was as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Due within one year	$60,685	$97,179
Due within one to two years	42,330	24,833
Total marketable securities	$103,015	$122,012

Inventories, Net

Inventories, net were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Finished products	$6,020	$9,110
Raw materials	2,227	2,007
Total inventories, net	$8,247	$11,117

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Interest receivable	$1,101	$1,156
Prepaid maintenance	591	813
Taxes receivable	590	543
Other	1,404	1,678
Total prepaid expenses and other current assets	$3,686	$4,190

Index

Property and Equipment, Net

Property and equipment, net is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded over the assets’ estimated useful lives of 18 months to seven years. Property and equipment, net was comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Engineering and other equipment	$24,229	$22,238
Computers, software and related equipment	17,580	17,215
Leasehold improvements	3,427	5,115
Office furniture and fixtures	953	1,110
	46,189	45,678
Less: accumulated depreciation	(39,735)	(37,590)
Total property and equipment, net	$6,454	$8,088

Goodwill

Goodwill is carried at cost and is not amortized. The carrying value of goodwill was approximately $1.7 million as of September 30, 2011 and December 31, 2010.

Other Non-current Assets

Other non-current assets were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Israeli severance pay	$3,568	$3,933
Security deposits	1,708	2,083
Deferred tax assets	502	530
Other	185	624
Total other non-current assets	$5,963	$7,170

Deferred Revenues, Net

Deferred revenues, net were as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Deferred service revenues, net	$19,510	$22,091
Deferred product revenues, net	3,218	4,379
Total deferred revenues, net	22,728	26,470
Less current portion of deferred revenues, net	(15,941)	(18,143)
Deferred revenues, net, less current portion	$6,787	$8,327

Index

Other Liabilities

Other liabilities were comprised as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Foreign, franchise and other income tax liabilities	$1,550	$1,230
Accrued professional fees	1,096	480
Accrued warranty	746	1,147
Deferred rent and restructuring liabilities	624	1,015
Sales and use tax payable	247	245
Other	961	1,841
Total other liabilities	5,224	5,958
Less current portion of other liabilities	(3,822)	(4,266)
Other liabilities, less current portion	$1,402	$1,692

Accrued Warranty

Activity related to product warranty was as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010

Balance as of beginning of period	$1,147	$2,068
Warranty charged to cost of sales	464	355
Utilization of warranty	(488)	(691)
Other adjustments	(377)	(286)
Balance as of end of period	746	1,446
Less current portion of accrued warranty	(471)	(731)
Accrued warranty, less current portion	$275	$715

6. Restructuring Charges

On January 7, 2011, the Audit Committee under designation of the Board of Directors authorized a restructuring plan to respond to market and business conditions, pursuant to which the Company reduced headcount by approximately 9%, and vacated a portion of its Tel Aviv, Israel and Westborough, Massachusetts facilities. Approximately $1.0 million of severance and $1.0 million of vacated facility charges were incurred in the nine months ended September 30, 2011. After the restructuring, the Company entered into a sublease for the vacated portion of its Tel Aviv facility.

The Company has undertaken restructurings from time to time. All of the restructuring plans were substantially complete as of September 30, 2011, and the vacated facilities liability is included in current portion of other liabilities on the condensed consolidated balance sheet. Total restructuring activity for the nine months ended September 30, 2011 was as follows (in thousands):

	Balance as of December 31, 2010	Charges	Cash Payments	Other Non-Cash Adjustments (1)	Balance as of September 30, 2011

Vacated facilities	$563	$1,025	$(582)	$(570)	$436
Severance	38	982	(933)	(87)	-
Total restructuring liability	$601	$2,007	$(1,515)	$(657)	$436

(1) Other non-cash adjustments primarily related to fixed assets written off as part of the Company's restrucuring plan.

Index

7. Legal Proceedings

BigBand Networks, Inc. v. Imagine Communications, Inc., Case No. 07-351

 On June 5, 2007, the Company filed suit against Imagine Communications, Inc. in the U.S. District Court, District of Delaware, alleging infringement of certain U.S. Patents covering advanced video processing and bandwidth management techniques. The lawsuit seeks injunctive relief, along with monetary damages for willful infringement. The Company is subject to certain counterclaims by which Imagine Communications, Inc. has challenged the validity and enforceability of the Company’s asserted patents. The Company intends to defend itself vigorously against such counterclaims. No trial date has been set. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

In October 2011, various lawsuits were filed related to the proposed purchase of the Company, as more fully described in note 12 Subsequent Events.

8. Stockholders’ Equity

The Company allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of net revenues	$363	$546	$1,264	$1,722
Research and development	875	1,257	3,080	3,944
Sales and marketing	388	424	1,102	1,735
General and administrative	641	1,063	2,048	3,272
Total stock-based compensation	$2,267	$3,290	$7,494	$10,673

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

On October 18, 2010, the Company’s stockholders approved a one-time voluntary stock option exchange program (Exchange Program) that permitted eligible employees to exchange certain outstanding stock options that had exercise prices substantially in excess of the fair market value of the Company’s common stock for a lesser number of RSUs that were granted under the Company’s 2007 Plan and the Israeli Sub-plan thereunder. The Exchange Program commenced on October 21, 2010 and ended on November 18, 2010. Following the exchange, options to purchase approximately 5.2 million shares were exchanged for 1.8 million RSUs. The incremental stock compensation charge related to the Exchange Program was not material.

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

Shares

Available as of December 31, 2010	12,219
Options and RSU granted	(3,032)
Options and RSU cancelled	2,511
Available as of September 30, 2011	11,698

Index

Data pertaining to stock option activity under the plans was as follows (in thousands, except per share and period data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2010	6,376	$2.71	6.48	$3,993
Granted	1,139	2.32
Exercised	(141)	1.18		$147
Cancelled	(1,090)	3.45
Outstanding as of September 30, 2011	6,284	$2.55	6.10	$830
Vested and expected to vest, net of forfeitures	6,161	$2.55	6.03	$830

The intrinsic value of an outstanding option is calculated based on the difference between its exercise price and the closing price of the Company’s common stock on the last trading date in the period, or in the case of an exercised option, it is based on the difference between its exercise price and the actual fair market value of the Company’s common stock on the date of exercise. Stock options with exercise prices greater than the closing price of the Company’s common stock on the last trading day of the period have an intrinsic value of zero. The aggregate intrinsic values for options outstanding in the preceding table are based on the Company’s closing stock prices of $1.28 and $2.80 per share as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, total unrecognized stock compensation expense relating to unvested stock options, adjusted for estimated forfeitures expected to be recognized over a future weighted-average period of 2.9 years, was approximately $2.1 million.

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

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Unvested as of December 31, 2010	4,946	$3.57	1.28	$13,893
Granted	1,893	2.60
Vested	(2,157)	3.23		$3,722
Cancelled	(1,421)	3.23
Unvested as of September 30, 2011	3,261	$3.35	1.14	$4,175
Vested and expected to vest, net of forfeitures	3,138	$3.35	1.13	$4,017

As of September 30, 2011, total unrecognized stock compensation expense relating to unvested RSUs, adjusted for estimated forfeitures, was $11.4 million, and is expected to be recognized over a future weighted-average period of 1.8 years.

In June 2010, the Company granted 91,000 RSUs to the Company’s chief executive officer which vest in five years; however, vesting will accelerate if certain stock performance criteria are attained. The stock compensation expense for these RSUs is being recorded over their estimated vesting period using the Monte Carlo method and such expense was immaterial for the three and nine months ended September 30, 2011 and 2010, respectively.

During 2010, the Company granted approximately 450,000 performance-based vesting RSUs to its employees, including the Company’s executive officers, as part of its incentive compensation plan (ICP) program for the second half of 2010. Compensation under the 2010 ICP program was based on cash and performance-based vesting RSUs. Since no ICP payout for this period was earned, none of these performance-based vesting RSUs vested, and the Company recorded no expense. Instead, approximately 350,000 of these performance-based vesting RSUs were modified and reused as part of its ICP program for the first half of 2011, with the remainder being cancelled and made available for future issuance. In addition, during the nine months ended September 30, 2011, the Company granted approximately 0.8 million RSUs as a result of its decision to compensate all participants in the first half of 2011 ICP through RSUs. Stock compensation recognized for these ICP RSUs was $0.5 million and $2.2 million for the three and nine months ended September 30, 2011, which reflected an actual vesting of approximately 70% of the 1.1 million RSUs.

Index

Employee Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan (ESPP), employees may purchase shares of common stock at a price per share that is 85% of the fair market value of the Company’s common stock as of the beginning or the end of each six month offering period, whichever is lower. The ESPP contains an evergreen provision, pursuant to which an annual increase may be added on the first day of each fiscal year, equal to the least of (i) 3,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year or (iii) an amount determined by the Board of Directors. On February 16, 2011, the Board of Directors determined there would be no evergreen increase under the ESPP for 2011. The ESPP is compensatory in nature, and therefore results in compensation expense. The Company recorded stock-based compensation expense associated with its ESPP of $44,000 and $0.2 million for the three and nine months ended September 30, 2011, respectively. The Company recorded stock-based compensation expense associated with its ESPP of $102,000 and $0.3 million for the three and nine months ended September 30, 2010, respectively. Shares available for future issuance under the ESPP were as follows (in thousands):
Shares

Available as of December 31, 2010	3,313
Common shares issued	(205)
Available as of September 30, 2011	3,108

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, including ESPP awards, under ASC 718. This model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The fair value of each new option awarded was estimated on the grant date using the assumptions noted as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Options
Expected volatility	65%	67%	65-66%	67-73%
Expected term	6 years	6 years	6 years	6 years
Risk-free interest	1.48%	1.87%	1.48-2.47%	1.87-2.80%
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

 9. Segment Reporting

The Company has a single reporting segment. Enterprise-wide disclosures related to revenues and long-lived assets are described below. Net revenues by geographical region were allocated based on the shipping destination of customer orders, and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

United States	$20,039	$24,986	$55,826	$77,290
Asia	2,045	1,152	3,368	5,713
Europe	182	342	551	1,485
Americas excluding United States	230	271	894	891
Total net revenues	$22,496	$26,751	$60,639	$85,379

Index

Long-lived assets, comprised of property and equipment, net of depreciation were as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Israel	$3,335	$3,829
United States	2,641	3,584
Rest of World	478	675
Total long-lived assets, net	$6,454	$8,088

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

Income tax expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively. Income tax expense was $0.2 million and $63,000 for the three and nine months ended September 30, 2010, respectively. The effective tax rates for these periods differed from the U.S. federal statutory rate primarily due to the differential in foreign tax rates on cost-plus foreign jurisdictions, non deductible stock compensation expense, other currently non-deductible items, and movement in the Company’s valuation allowance.

11. Comprehensive Loss

 The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(8,251)	$(7,254)	$(29,247)	$(25,664)
Change in cash flow hedges	(500)	345	(554)	260
Change in unrealized gains (losses) on marketable securities	(224)	136	(205)	(105)
Comprehensive loss	$(8,975)	$(6,773)	$(30,006)	$(25,509)

Accumulated other comprehensive (loss) income was as follows (in thousands):

	As of September 30,	As of December 31,
	2011	2010

Net unrealized (loss) gain on cash flow hedges	$(400)	$154
Net unrealized (loss) gain on marketable securities	(106)	99
Total accumulated other comprehensive (loss) income	$(506)	$253

12. Subsequent Events

On October 10, 2011, the Company and ARRIS Group, Inc., a Delaware corporation (Parent), and Amsterdam Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Acquisition Sub), entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Acquisition Sub agreed to commence a cash tender offer to acquire all of the shares of the Company’s common stock (the Offer) for a purchase price of $2.24 per share, net to the holder thereof in cash (the Offer Price), without interest.

The consummation of the Offer will be conditioned on (i) at least a majority of the sum of all shares of the Company’s outstanding common stock and shares of Company common stock issuable pursuant to Company options that are then exercisable by their terms with a per share exercise price less than the Offer Price having been validly tendered into (and not withdrawn from) the Offer prior to the expiration date of the Offer, and (ii) other customary conditions. The Offer is not subject to a financing condition.

On October 13, 2011, a purported class action lawsuit was filed in Superior Court of the State of California, County of San Mateo (the California Court), by an alleged stockholder of BigBand (Bernstein v. BigBand Networks, Inc. et al., Case No. CIV509018).  Between October 18, 2011 and October 20, 2011, three additional purported class action lawsuits were filed in the California Court by alleged stockholders of BigBand (Naveh v. Bassan-Eskenazi, et al., Case No. CIV509114, Schnaider v. Bassan-Eskenazi, et al. Case No. CIV509158 and Bushansky v. BigBand Networks, Inc. et al., Case No. CIV509188).  On October 24, 2011, the plaintiff in the Naveh lawsuit filed an amended complaint.  On October 28, 2011 an additional purported class action lawsuit was filed in the Delaware Court of Chancery (Amir v. Pohl et al., Case No. 6992-VCG).  The Amir plaintiff also filed a motion for expedited discovery and a motion for a preliminary injunction on October 28, 2011.  The motion for expedited discovery was withdrawn, without prejudice, on October 31, 2011. The five lawsuits generally allege the following: (i) that the members of the BigBand Board of Directors (the Board) breached their fiduciary duties in connection with the Merger; (ii) that the  Board engaged in self-dealing in connection with the Merger; (iii) that the Board failed to disclose material information related to the Merger to BigBand’s stockholders; (iv) that BigBand and ARRIS aided and abetted the purported breaches of fiduciary duty of the Board; (v) that the Merger consideration is unfair and inadequate; and (vi) that the Merger is the result of an unfair and inadequate process. All five lawsuits seek, among other things, an injunction against the consummation of the Merger and rescission of the Merger Agreement to the extent already implemented.

Index

The Company believes that the allegations in each of the pending actions are without merit and intends to vigorously contest the actions. However, there can be no assurance that it will be successful in its defense or that the Merger will not be enjoined. Furthermore, pursuant to the Merger Agreement and Delaware law, the Company has obligations, under certain circumstances, to hold harmless and indemnify each of its directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits, and therefore an unfavorable outcome in these lawsuits could result in substantial costs for the Company. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

On October 21, 2011, the Acquisition Sub filed a Schedule TO and other related filings to offer to purchase for cash all Outstanding Shares of Common Stock of the Company. This offer expires at midnight New York City time on November 18, 2011.

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

We have sold our solutions to more than 200 customers globally. We sell our products and services to customers in the U.S. and Canada through our direct sales force. Domestically, our customers include AT&T, Bright House Networks, Cablevision, Charter Communications, Comcast, Cox, Time Warner Cable and Verizon, which are eight of the ten largest service providers in the U.S. We sell to customers internationally through a combination of direct sales and resellers.

On October 10, 2011, we entered into an Agreement and Plan of Merger (the Merger Agreement) with ARRIS Group, Inc., a Delaware corporation (Parent), and Amsterdam Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Acquisition Sub). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Acquisition Sub has agreed to commence a cash tender offer to acquire all of our shares of common stock for a purchase price of $2.24 per share, net to the holder thereof in cash, without interest. The Merger Agreement contains customary representations, warranties and covenants of the parties. In addition, under the terms of the Merger Agreement, we have agreed not to solicit or otherwise facilitate any alternative Acquisition Proposals (as defined in the Merger Agreement), subject to customary exceptions that permit us to respond to any unsolicited Acquisition Proposal that constitutes or is reasonably expected to lead to a Superior Proposal (as defined in the Merger Agreement), provided that our Board of Directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties.

On October 21, 2011, the Acquisition Sub filed a Schedule TO and other related filings to offer to purchase for cash all Outstanding Shares of Common Stock of the Company. This offer expires at midnight New York City time on November 18, 2011.

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

Due to the concentrated nature of the cable and telecommunications industries, we sell our products to a limited number of large customers. Within a given quarter, our revenues from our large customers can vary significantly based upon their budgetary cycles and implementation schedules. For the three months ended September 30, 2011 and 2010, we derived approximately 71% and 76%, respectively, of our net revenues from our top five customers. For the nine months ended September 30, 2011 and 2010, we derived approximately 69% and 75%, respectively, of our net revenues from our top five customers. We believe that for the foreseeable future our net revenues will continue to be highly concentrated with a limited number of large customers. The loss of one or more of our large customers, or the cancellation or deferral of purchases by one or more of these customers, would have a material adverse impact on our revenues and operating results. We often recognize a substantial portion of our revenues in the last month of a quarter, which limits our visibility to estimate future revenues, product mix and gross margins.

Index

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

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative, restructuring and other charges. Personnel-related costs are the most significant component of our operating expenses. We expect our operating expenses to increase in absolute dollars for the three months ending December 31, 2011 compared to the three months ended September 30, 2011, primarily due to higher projected acquisition-related professional expenses for investment banking and legal services.

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

Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include accounting for revenue recognition, the valuation of inventories, warranty liabilities, stock- based compensation, the allowance for doubtful accounts, the impairment of long-lived assets, and income taxes, the policies of which are discussed under the caption “Critical Accounting Policies and Estimates” in our 2010 Form 10-K filed with the SEC on March 9, 2011. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements. With the exception of the adoption of guidance related to revenue recognition, discussed below, there have been no significant changes in our accounting policies during the nine months ended September 30, 2011 compared to the significant accounting policies described in our Form 10-K.

Index

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

Index

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

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 30, 2011, nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

 Results of Operations

Our results of operations were as follows (amounts in thousands except percentages):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011		2010
	Amount	% of Revenues		Amount	% of Revenues		Amount	% of Revenues	Amount	% of Revenues

Net revenues:
Products	$13,921	61.9%		$16,261	60.8%		$33,708	55.6%	$57,747	67.6%
Services	8,575	38.1		10,490	39.2		26,931	44.4	27,632	32.4
Total net revenues	22,496	100.0		26,751	100.0		60,639	100.0	85,379	100.0
Total cost of net revenues	11,727	52.1		13,080	48.9		29,509	48.7	42,715	50.0
Total gross profit	10,769	47.9		13,671	51.1		31,130	51.3	42,664	50.0

Operating expenses:
Research and development	10,020	44.5		12,432	46.5		32,080	52.9	39,034	45.7
Sales and marketing	4,689	20.8		4,483	16.8		14,774	24.4	16,531	19.4
General and administrative	4,335	19.4		4,024	15.0		11,516	19.0	12,560	14.6
Restructuring charges	-	-		(139)	(0.5)		2,007	3.3	900	1.1
Total operating expenses	19,044	84.7		20,800	77.8		60,377	99.6	69,025	80.8

Operating loss	(8,275)	(36.8)		(7,129)	(26.7)		(29,247)	(48.3)	(26,361)	(30.8)
Interest income	191	0.8		225	0.8		615	1.0	1,077	1.3
Other income (expense), net	25	0.2		(134)	(0.4)		17	0.1	(317)	(0.5)
Loss before provision for income taxes	(8,059)	(35.8)		(7,038)	(26.3)		(28,615)	(47.2)	(25,601)	(30.0)
Provision for income taxes	192	0.9		216	0.8		632	1.0	63	0.1
Net loss	$(8,251)	(36.7	) %	$(7,254)	(27.1	) %	$(29,247)	(48.2)%	$(25,664)	(30.1	) %

Net Revenues. Total net revenues decreased 15.9% to $22.5 million for the three months ended September 30, 2011 from $26.8 million for the three months ended September 30, 2010. The decrease was due to a $2.3 million decrease in product revenues and a $1.9 million decrease in service revenues.

Total net revenues decreased 29.0% to $60.6 million for the nine months ended September 30, 2011 from $85.4 million for the nine months ended September 30, 2010. The decrease was due to a $24.0 million decrease in product revenues, partially offset by a $0.7 million increase in service revenues.

Revenues from our top five customers comprised approximately 71% and 76% of net revenues for the three months ended September 30, 2011 and 2010, respectively. AT&T, Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended September 30, 2011. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the three months ended September 30, 2010.

Revenues from our top five customers comprised approximately 69% and 75% of net revenues for the nine months ended September 30, 2011 and 2010, respectively. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2011. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2010.

Index

AT&T, a new customer announced in 2011, represented slightly less than 20% of our net revenues for the three months ended September 30, 2011 and slightly less than 10% of our net revenues for the nine months ended September 30, 2011. We expect revenues from AT&T will continue to represent more than 10% of our net revenues for the three months ending December 31, 2011 as it continues the deployment of our IPTV products on our Media Services Platform (MSP) as part of its U-verse® TV’s local ad insertion solution.

Time Warner Cable represented slightly more than 10% of our net revenues for the three months ended September 30, 2011 compared to greater than 30% of our net revenues for the three months ended September 30, 2010. For the nine months ended September 30, 2011, Time Warner Cable represented approximately 15% of our net revenues compared to slightly less than 40% for the nine months ended September 30, 2010. The decrease in absolute dollars and as a percentage of revenues was primarily due to a decline in order volume for our Switched Digital Video (SDV) products.

Cox Communications represented less than 10% of our net revenues for the three months ended September 30, 2011 compared to slightly more than 20% of our net revenues for the three months ended September 30, 2010. For the nine months ended September 30, 2011, Cox Communications represented less than 10% of our net revenues compared to slightly more than 10% of our net revenues for the nine months ended September 30, 2010. The decrease in absolute dollars and as a percentage of revenues was due to a decline in order volume for our SDV products.

Net revenues by geographic region based on the shipping destination of customer orders were as follows (amounts in thousands except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010

United States	$20,039	89.1%	$24,986	93.4%	$55,826	92.0%	$77,290	90.6%
Asia	2,045	9.1	1,152	4.3	3,368	5.6	5,713	6.7
Europe	182	0.8	342	1.3	551	0.9	1,485	1.7
Americas excluding United States	230	1.0	271	1.0	894	1.5	891	1.0
Total net revenues	$22,496	100.0%	$26,751	100.0%	$60,639	100.0%	$85,379	100.0%

Product Revenues. Product revenues decreased 14.4% to $13.9 million for the three months ended September 30, 2011 from $16.3 million for the three months ended September 30, 2010. This $2.4 million decrease was primarily due to a $6.2 million decrease in SDV revenues due to a decline in both new and expansion orders. This was partially offset by a $3.8 million increase in IPTV revenues related to AT&T’s deployment of our local ad insertion solution.

Product revenues decreased 41.6% to $33.7 million for the nine months ended September 30, 2011 from $57.7 million for the nine months ended September 30, 2010. This $24.0 million decrease was primarily due to a $23.6 million decrease in SDV revenues, as early SDV adopters substantially completed their deployments and the rate of new domestic and international deployments has declined. This was slightly offset by a $5.2 million increase in IPTV revenues related to AT&T’s deployment of our MSP commencing in our second quarter of 2011, and we expect its rate of deployment to continue for the remainder of 2011.

Service Revenues. Service revenues decreased 18.3% to $8.6 million for the three months ended September 30, 2011 from $10.5 million for the three months ended September 30, 2010. This decrease was primarily due to a $1.1 million decrease in installation and training revenues, primarily related to a decrease in order volume for implementation services for our SDV products for both new and existing customers. Additionally, customer support and maintenance revenues decreased approximately $0.6 million due to lower pricing, a reduction of product supported and the timing of renewal orders.

Service revenues decreased 2.5% to $26.9 million for the nine months ended September 30, 2011 from $27.6 million for the nine months ended September 30, 2010. This decrease was primarily due to a $0.6 million decrease in Data customer support and maintenance revenues attributable to the retirement of our CMTS platform products, for which customer support ended in 2010.

   Gross Profit and Gross Margin

   Gross Profit. Gross profit for the three months ended September 30, 2011 was $10.8 million compared to $13.7 million for the three months ended September 30, 2010, a decrease of 21.2%. Gross margin decreased to 47.9% for the three months ended September 30, 2011 compared to 51.1% for the three months ended September 30, 2010.

   Gross profit for the nine months ended September 30, 2011 was $31.1 million compared to $42.7 million for the nine months ended September 30, 2010, a decrease of 27.0%. Gross margin increased to 51.3% for the nine months ended September 30, 2011 compared to 50.0% for the nine months ended September 30, 2010.

Index

Product Gross Margin. Product gross margin for the three months ended September 30, 2011 was 35.8% compared to 37.2% for the three months ended September 30, 2010. This decrease was primarily due to a $2.3 million decrease in product revenues that resulted in a lower absorption of our fixed manufacturing costs. Our write-downs for inventory charged to cost of net product revenues were $1.6 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, primarily related to a projected decrease in demand for some of our legacy products that will be replaced by our newer solutions commencing in 2012. Based on our forecasted booking and shipment projections, we believe that our provision for excess and obsolete inventory was adequate and that our current inventory level is not expected to have a material impact on our pricing and gross margins for the three months ending December 31, 2011. We could be required to increase our inventory provisions if there were to be sudden and significant decreases in demand for our products or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements. During the three months ended September 30, 2010, we recorded a one-time expense to cost of net product revenues of $1.5 million, which was the net book value of quadrature amplitude modulation edge resource management technology license (QAM purchased software) as of September 30, 2010, as there were no estimated future revenues for this purchased technology in the near term. Manufacturing overhead expenses for the three months ended September 30, 2011 were $1.2 million compared to $1.9 million for the three months ended September 30, 2010, a decrease of 39.8%. This decrease was primarily due to decreased wages and benefits of $0.3 million due to lower headcount, and a $0.3 million decrease in other discretionary expenses due to our cost containment efforts. Product gross margin for the three months ended September 30, 2011 and 2010 included stock-based compensation expense of $0.2 million and $0.3 million, respectively.

Product gross margin for the nine months ended September 30, 2011 was 38.1% compared to 41.9% for the nine months ended September 30, 2010. This decrease was primarily due to a $24.0 million decrease in product revenues that resulted in a lower absorption of our fixed manufacturing costs. Our write-downs for inventory charged to cost of net product revenues were $2.6 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively, related primarily to a projected decrease in demand for some of our legacy products that will be replaced by our newer solutions commencing in 2012. During the nine months ended September 30, 2010, we recorded an expense to cost of net product revenues related to QAM purchased software of $1.5 million, as further described in the previous paragraph. We incurred zero expense for this in the nine months ended September 30, 2011. Manufacturing overhead expenses for the nine months ended September 30, 2011 were $3.8 million compared to $6.4 million for the nine months ended September 30, 2010, a decrease of 41.6%. This decrease was primarily due to a $1.2 million decrease in wages and benefits following lower headcount, and a $1.1 million decrease in our facility, travel and other discretionary expenses due to our cost containment efforts. Product gross margin for the nine months ended September 30, 2011 and 2010 included stock-based compensation expense of $0.6 million and $1.0 million, respectively.

Services Gross Margin. Services gross margin for the three months ended September 30, 2011 was 67.4% compared to 72.6% for the three months ended September 30, 2010. This decrease was primarily due to a $1.9 million decrease in service revenues that resulted in a lower absorption of our fixed service costs. Cost of service revenues for the three months ended September 30, 2011 was $2.8 million compared to $2.9 million for the three months ended September 30, 2010, a decrease of 2.6%, which was primarily due to a decrease in wages and benefits attributable to a decrease in headcount. Services gross margin for both the three months ended September 30, 2011 and 2010 included stock-based compensation expense of $0.2 million.

Services gross margin for the nine months ended September 30, 2011 was 68.0% compared to 66.8% for the nine months ended September 30, 2010. Cost of service revenues for the nine months ended September 30, 2011 was $8.6 million compared to $9.1 million for the nine months ended September 30, 2010, a decrease of 6.0%, which was primarily due to a decrease in wages and benefits attributable to a decrease in headcount. Services gross margin for the nine months ended September 30, 2011 and 2010 included stock-based compensation expense of $0.6 million and $0.7 million, respectively.

Operating Expenses

Research and Development. Research and development expense was $10.0 million for the three months ended September 30, 2011, or 44.5% of net revenues, compared to $12.4 million for the three months ended September 30, 2010, or 46.5% of net revenues. The decrease was primarily due to a $0.7 million decrease in wages and benefits related to a decrease in headcount, a $0.7 million decrease in prototype expense and a $0.3 million decrease in independent contractor costs. Research and development expense for the three months ended September 30, 2011 and 2010 included stock-based compensation expense of $0.9 million and $1.3 million, respectively.

Research and development expense was $32.1 million for the nine months ended September 30, 2011, or 52.9% of net revenues, compared to $39.0 million for the nine months ended September 30, 2010, or 45.7% of net revenues. The decrease was primarily due to a $2.4 million decrease in wages and benefits related to a 18% decrease in headcount, a $1.4 million decrease in independent contractor costs, a $0.8 million decrease in prototype expense and a $0.5 million decrease in facility expenses. Stock-based compensation decreased to $3.1 million for the nine months ended September 30, 2011 compared to $3.9 million for the nine months ended September 30, 2010, primarily due to lower headcount and lower stock prices on the grant dates.

Sales and Marketing. Sales and marketing expense was $4.7 million for the three months ended September 30, 2011, or 20.8% of net revenues, compared to $4.5 million for the three months ended September 30, 2010, or 16.8% of net revenues. The increase was primarily due to increased customer trial costs related to new product offerings. Sales and marketing expense for both the three months ended September 30, 2011 and 2010 included stock-based compensation expense of $0.4 million.

Sales and marketing expense was $14.8 million for the nine months ended September 30, 2011, or 24.4% of net revenues, compared to $16.5 million for the nine months ended September 30, 2010, or 19.4% of net revenues. Headcount decreased 10%, which resulted in a $0.8 million decrease in wages and benefits and a $0.6 million decrease in stock-based compensation expense. Also, marketing programs decreased $0.3 million due to cost containment efforts. Sales and marketing expense for both the nine months ended September 30, 2011 and 2010 included stock-based compensation expense of $1.1 million and $1.7 million, respectively.

Index

General and Administrative. General and administrative expense was $4.3 million for the three months ended September 30, 2011, or 19.4% of net revenues, compared to $4.0 million for the three months ended September 30, 2010, or 15.0% of net revenues. The increase was primarily due to $0.5 million of acquisition-related expenses incurred during the three months ended September 30, 2011 and a $0.3 million increase in litigation-related activities. These were slightly offset by a $0.5 million decrease in stock-based compensation expense, which was $0.6 million for the three months ended September 30, 2011 compared to $1.1 million for the three months ended September 30, 2010.

General and administrative expense was $11.5 million for the nine months ended September 30, 2011, or 19.0% of net revenues, compared to $12.6 million for the nine months ended September 30, 2010, or 14.6% of net revenues. The decrease was primarily due to a 9% decrease in headcount that resulted in a $1.3 million decrease in stock-based compensation and a $0.7 million decrease in personnel costs. These were partially offset by $0.5 million increases in acquisition-related expensed incurred during the nine months ended September 30, 2011 and a $0.6 million increase in litigation-related activities. We expect acquisition-related expenses to increase significantly for the three months ending December 31, 2011 compared to the three months ended September 30, 2011. General and administrative expense for the nine months ended September 30, 2011 and 2010 included stock-based compensation expense of $2.0 million and $3.3 million, respectively.

Restructuring Charges. Restructuring charges were zero for the three months ended September 30, 2011 compared to credits of $139,000 for the three months ended September 30, 2010. Restructuring charges were $2.0 million for the nine months ended September 30, 2011 compared to $0.9 million for the nine months ended September 30, 2010, under the restructuring plans approved by our Board of Directors on January 7, 2011 and May 4, 2010, respectively. Approximately $1.0 million of severance and related benefits and approximately $1.0 million for vacated facility charges and related fixed asset write offs were recorded in the nine months ended September 30, 2011.

 Interest Income

Interest income was $0.2 million for both the three months ended September 30, 2011 and September 30, 2010. Interest income was $0.6 million for the nine months ended September 30, 2011 compared to $1.1 million for the nine months ended September 30, 2010. The decreases in interest income were primarily attributable to lower interest rates, and to a lesser extent due to lower cash and investment balances.

Other income (expense), net

Other income (expense), net, which consists primarily of foreign exchange gains (losses), was income of $25,000 for the three months ended September 30, 2011 compared to an expense of $134,000 for the three months ended September 30, 2010. Other income (expense), net was income of $17,000 for the nine months ended September 30, 2011 compared to an expense of $0.3 million for the nine months ended September 30, 2010.

Provision for income taxes

Provision for income taxes for the three months ended September 30, 2011 was $0.2 million, or negative 2.4%, on a pre-tax loss of $8.1 million, compared to tax provision of $0.2 million, or negative 3.1%, on a pre-tax loss of $7.0 million for the three months ended September 30, 2010. Provision for income taxes for the nine months ended September 30, 2011 was $0.6 million, or negative 2.2%, on a pre-tax loss of $28.6 million, compared to tax provision of $63,000, or negative 0.2%, on a pre-tax loss of $25.6 million for the nine months ended September 30, 2010. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to the differential in foreign tax rates, non deductible stock compensation expense, other currently non-deductible items, and movement in our tax valuation allowance.

We maintained a valuation allowance as of September 30, 2011 against certain of our deferred tax assets because, based on the available evidence, we believe it is more likely than not that we will not be able to utilize these deferred tax assets in the future. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

We had unrecognized tax benefits of approximately $3.2 million and $3.1 million as of September 30, 2011 and December 31, 2010, respectively. We expect the unrecognized tax benefits to remain unchanged for the next 12 months.

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

Index

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

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

GAAP net loss	$(8,251)	$(7,254)	$(29,247)	$(25,664)
Stock-based compensation	2,267	3,290	7,494	10,673
Restructuring (credits) charges	-	(139)	2,007	900
Tax benefits (provision)	85	84	229	(41)
Non-GAAP net loss	$(5,899)	$(4,019)	$(19,517)	$(14,132)
Basic and diluted GAAP net loss per common share	$(0.12)	$(0.11)	$(0.42)	$(0.38)
Basic and diluted Non-GAAP net loss per common share	$(0.08)	$(0.06)	$(0.28)	$(0.21)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities and from cash provided by operations. As of September 30, 2011, we had no long-term debt outstanding.

Cash Flow

Cash, cash equivalents and marketable securities. As of September 30, 2011, our cash, cash equivalents and marketable securities of $119.8 million were invested primarily in corporate debt securities, commercial paper, and securities of U.S. agencies. We do not enter into investments for trading or speculative purposes. Although our cash, cash equivalents and marketable securities decreased by $23.7 million during the nine months ended September 30, 2011, we believe that our existing sources of liquidity will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. In order to remain competitive, we must frequently evaluate the need to make significant investments in products and in research and development. We may seek additional equity or debt financing to maintain or expand our product lines, for research and development efforts, or for other strategic purposes such as acquisitions. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and the timing of any strategic acquisitions. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. There are no significant limits or restrictions that affect our ability to access our cash, cash equivalents and marketable securities.

Operating activities

The key line items affecting cash from operating activities were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net loss	$(29,247)	$(25,664)
Add back non-cash charges (1)	11,903	18,335
Net loss before non-cash charges	(17,344)	(7,329)
(Increase) decrease in accounts receivable	(5,210)	12,786
Decrease (increase) in inventories, net	2,870	(6,946)
(Decrease) in deferred revenues	(3,742)	(14,584)
Increase (decrease) in accounts payable and accrued and other liabilities	809	(4,138)
Other, net	1,001	2,452
Net cash used in operating activities	$(21,616)	$(17,759)

(1) Non-cash charges primarily related to stock-based compensation of $7.5 million $10.7 million, and depreciation of property and equipment of $3.9 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Index

Nine Months Ended September 30, 2011

Our net loss of $29.2 million for the nine months ended September 30, 2011 included non-cash charges of $11.9 million primarily related to $7.5 million of stock-based compensation and $3.9 million of depreciation expense. Operating cash activities for the nine months ended September 30, 2011 included:

● Accounts receivable increased by $5.2 million during the nine months ended September 30, 2011 due to the timing of orders and shipments to our customers. Days sales outstanding increased to 41 for the three months ended September 30, 2011 compared to 23 for three months ended September 30, 2010, due to the timing of invoicing and longer credit terms to some customers in 2011.

● Deferred revenues decreased by $3.7 million during the nine months ended September 30, 2011, primarily due to lower bookings of professional services.

● Accounts payable and accrued and other liabilities increased by $0.8 million during the nine months ended September 30, 2011, primarily due to higher accrued compensation related to our incentive compensation plan, which is generally paid semi-annually.

Nine Months Ended September 30, 2010

Our net loss of $25.7 million for the nine months ended September 30, 2010 included non-cash charges of $18.3 million primarily related to $10.7 million of stock-based compensation and $5.2 million of depreciation expense. Operating cash activities for the nine months ended September 30, 2010 included:

● Accounts receivable decreased by $12.8 million during the nine months ended September 30, 2010 due to lower shipments to our customers primarily due to lower order volume and to a lesser extent, the timing of shipments.

● Inventories, net increased by $6.9 million during the nine months ended September 30, 2010, primarily due to lower sales and shipments than we anticipated when we placed the inventory purchase orders, and to some extent for purchases of inventory to prepare for anticipated future sales.

● Deferred revenues decreased by $14.6 million during the nine months ended September 30, 2010, primarily due to lower product and service bookings, and our recognition of revenues related to installation of products purchased in prior years, which was not replaced at the same level of orders in 2010.

Investing Activities

Our investing activities provided cash of $16.3 million for the nine months ended September 30, 2011, primarily from maturities and sales, net of purchases of marketable securities of $18.8 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $2.9 million.

 Our investing activities provided cash of $2.4 million for the nine months ended September 30, 2010, primarily from maturities and sales, net of purchases, of marketable securities of $5.8 million, partially offset by the purchase of property and equipment, primarily computer and engineering equipment of $3.4 million.

Financing Activities

Our financing activities provided cash of $0.5 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively, through the exercise of stock options under our equity incentive plans and sale of stock under our employee stock purchase plan.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2011were as follows (in thousands):

	Payments due by December 31:
	Total	2011	2012	2013

Operating lease obligations (1)	$3,365	$914	$2,173	$278
Purchase obligations (2)	977	300	677	-
Total obligations	$4,342	$1,214	$2,850	$278

(1) Operating lease obligations are net of $1.2 million of sublease rentals from a portion of our Tel Aviv and Westborough, Massachusetts facilities.

(2) Purchase obligations comprise firm non-cancellable agreements to purchase inventory.

Index

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities, government and non-government debt securities, and money market funds. As of September 30, 2011, our investments were primarily in commercial paper, corporate notes and bonds, money market funds and U.S. government and agency securities. If overall interest rates fell 10% for the three months ended September 30, 2011, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli New Shekel, and to a lesser extent the Chinese Yuan and Euro. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we have foreign currency risk management programs to hedge future forecasted expenses denominated in Israeli New Shekels. An adverse change in exchange rates of 10% for the Israeli New Shekel, Chinese Yuan and Euro, without any hedging, would have resulted in an increase in our loss before income taxes of approximately $0.7 million for the three months ended September 30, 2011.

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

Index

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Merger Transaction with ARRIS Group

We cannot assure you that all of the closing conditions to the Merger will be met and that the Merger will be consummated.

On October 10, 2011, we announced that we had entered into the Merger Agreement to be acquired by ARRIS Group, Inc. (Parent). The consummation of the Merger is subject to a number of closing conditions. We cannot assure you that the conditions to the Merger will be satisfied or waived or that the Merger will close in the expected time frame or at all. In the event the Merger is not completed, we may be subject to many risks, including:

●	the diversion of our management’s attention from our day-to-day business and the disruption to our employees and our relationships with customers;

●	the market price of our common stock could decline to the extent that the current market price reflects a market belief that the Merger would be completed;

●	we could be required to pay ARRIS a $5.5 million termination fee under certain circumstances; and

●	the substantial amount of the costs, fees and expenses we have incurred related to the Merger.

If the Merger does not occur for any reason, there can be no assurance that a comparable transaction will be consummated.

Whether or not the Merger is completed, our business could be harmed due to the announcement of the Merger and the restrictions on the conduct of our business prior to the completion of the Merger.

The announcement of the Merger may have a negative impact on our ability to attract and retain key management or other personnel, maintain and attract new customers and maintain strategic relationships with third parties. In particular, it is possible that some of our customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions, or determine to purchase a competitor’s products. Pursuant to the Merger Agreement, we have agreed to certain restrictions on the conduct of our business that require us to conduct our business in the usual, regular and ordinary course consistent with past practices, subject to specific limitations. In addition, the Merger Agreement provides, among other things that we may not enter into any material contract prior to closing of the Merger without ARRIS' consent. These restrictions may delay or prevent us from undertaking potentially beneficial business opportunities that may arise pending completion of the Merger.

Five purported class action lawsuits are pending against us and our directors challenging ARRIS’ acquisition of us, and an unfavorable judgment or ruling in these lawsuits could result in substantial costs.

In response to the announcement of the Merger, five separate purported class action complaints were filed by purported stockholders of BigBand against us, ARRIS and the members of our board of directors (and in some cases, Acquisition Sub). All of the claims were filed in the California Superior Court for San Mateo County. Each complaint generally alleges that the members of our board (i) breached their fiduciary duties in connection with the Merger, by, among other things, engaging in an allegedly unfair process and agreeing to an allegedly unfair price for the merger transaction, (ii) were improperly conflicted by compensation and (iii) failed to fully and properly disclose compensation and other benefits to be paid to them in connection with the Merger. Each complaint seeks injunction of the Merger as well as other remedies, including unspecified damages and costs and fees.

We believe that the allegations in each of the pending actions are without merit and intend to vigorously contest the actions. However, there can be no assurance that we will be successful in our defense or that the Merger will not be enjoined. Furthermore, pursuant to the Merger Agreement and Delaware law, we have obligations, under certain circumstances, to hold harmless and indemnify each of our directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to these lawsuits, and therefore an unfavorable outcome in these lawsuits could result in substantial costs for us.

Index

Risks Related to Our Continuing Business

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside our control. These factors include:

●	market acceptance of new or existing products offered by us or our customers;

●	the level and timing of capital spending by our customers;

●	the timing, mix and amount of orders, especially from significant customers;

●	the level of our deferred revenue balances;

●	changes in market demand for our products;

●	the mix of software and hardware products sold and service revenues;

●	our unpredictable and lengthy sales cycles, which typically range from six to 18 months;

●	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and result in delays in recognizing revenue;

●	our ability to design, install and receive customer acceptance of our products;

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

Index

●	unexpected changes in our operating expenses;

●	the impact of new accounting, income tax and disclosure rules;

●	the cost and availability of components used in our products;

●	the potential loss of key manufacturer and supplier relationships; and

●	changes in domestic and international regulatory environments.

Our ability to deliver our next-generation QAM in a timely fashion with acceptable quality, and achieving market acceptance of this new platform will significantly affect our fourth quarter 2011 financial performance, and our failure to do so would materially and negatively impact that financial performance. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and our expenses are relatively fixed in the short term. Accordingly, variations in the timing of our sales can cause significant fluctuations in our operating results. In addition, as a result of the factors described above, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors or our guidance, which would likely cause the trading price of our common stock to decline substantially.

Our customer base is highly concentrated, and there are a limited number of potential customers for our products. The loss of any of our key customers would likely reduce our revenues significantly.

Historically, a large portion of our sales have been to a limited number of large customers. Our five largest customers accounted for approximately 69% of our net revenues for the nine months ended September 30, 2011, compared to 75% for the nine months ended September 30, 2010. Charter Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2011. Cox Communications, Time Warner Cable and Verizon each represented 10% or more of our net revenues for the nine months ended September 30, 2010.

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

Index

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

Historically, we have had relatively high deferred revenue balances at quarter end, which has provided us with some measure of predictability for future periods. However, our deferred revenue balance as of September 30, 2011 was approximately $7.6 million lower than it was as of September 30, 2010. This lower deferred revenue balance makes our quarterly revenue more dependent on orders both received and shipped within the same quarter, and therefore less predictable. This lack of deferred revenues could cause additional revenue volatility, which could in turn harm our stock price.

We have been unable to achieve sustained profitability, which could harm the price of our stock.

Historically, we have experienced significant operating losses, and we were not profitable in either the nine months ended September 30, 2011 or the nine months ended September 30, 2010. If we fail to achieve or sustain profitability in the future, it will harm our long-term business, and we may not meet the expectations of the investment community, which would have a material adverse impact on our stock price.

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

Index

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

Our product development efforts require substantial research and development expense, as we develop new technology, including next generation MSP and technology primarily related to the delivery of video over IP networks. In addition, as many of our products are new solutions, there is a risk of delays in delivery of these solutions. Our research and development expense was $10.0 million for the three months ended September 30, 2011. There can be no assurance that we will achieve an acceptable return on our research and development efforts, or that we will be able to deliver our solutions in time to achieve market acceptance.

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

Our write-downs for inventory charged to cost of net product revenues were $1.6 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, primarily related to a projected decrease in demand for some of our legacy products that will be replaced by our newer solutions commencing in 2012. Due to the unpredictable nature of the demand for our products, we are required to place non-cancellable orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. In order to reduce the negative financial impact of excess production, we may be required to significantly reduce the sales prices of our products in an attempt to increase demand, which in turn could result in a reduction in the value of the original inventory. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value. Writing down inventory or reducing product prices could adversely impact our gross margins and financial condition.

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

Index

We expect our business to be adversely impacted by any future downturn in the U.S. or global economies as our customers’ capital spending is expected to be reduced in response to such conditions. Any uncertainty in the U.S. and global economies would likely make it more difficult for us to forecast and manage our business.

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

International sales represented 7.9% of our net revenues for the nine months ended September 30, 2011, compared to 9.4% for the nine months ended September 30, 2010. Our international sales depend on our development of indirect sales channels in Europe and Asia through distributor and reseller arrangements with third parties. However, our recent efforts at international expansion have not resulted in increased revenues from these markets, and there can be no assurance that our current efforts will substantially diversify our product revenue. We may not be able to successfully enter into additional reseller or distribution agreements or may not be able to successfully manage our product sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors. Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

Our expansion of international development operations may take longer to be successful than we anticipate, if they succeed at all.

As of September 30, 2011, approximately 86% of our research and development headcount was located outside the U.S., primarily in Israel and China. Managing research and development operations in numerous locations requires substantial management oversight. If we are unable to expand our international operations successfully and in a timely manner, our business, operating results and financial condition may be harmed. Such expansion may be more difficult or could take longer than we anticipate.

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

Index

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

Index

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

A substantial portion of our research and development operations and our contract manufacturing occurs in Israel. As of September 30, 2011, we had 147 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at this facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

Index

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

Index

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

As of September 30, 2011, we had $119.8 million in cash, cash equivalents and investments in marketable securities. Historically, we have invested these amounts primarily in government agency debt securities, corporate debt securities, commercial paper, auction rate securities, money market funds and taxable municipal debt securities meeting certain criteria. We currently hold no mortgaged-backed or auction rate securities. However, our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by any uncertainty in the U.S. and global credit markets such as the conditions in late 2008 and 2009 that affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition.

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

Index

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

Date: November 9, 2011

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